Form 10KSB
period 2000-12-31
ROLLTECH INC
filed 2001-04-02
CIK 1111118

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

  FORM 10-KSB

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the fiscal year ended ____December 31, 2000__________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the transition period from _________ to _____________

Commission File Number: 0-31683

ROLLTECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada 98-0230423

(State of organization) (I.R.S. Employer Identification No.)

2nd Floor, 1311 Howe Street, Vancouver, B.C. V6Z2P3

(Address of principal executive offices)

Issuer's telephone number, including area code: (604) 681-3071

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1. [X ] Yes [ ] No .................... 2. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

==========================

 State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Of the 5,527,500 issued and outstanding, 1,227,500 are held by non-affiliates of the Company. Assuming the offering price of $.10 (ten cents) per share sold to investors in the Offering completed on July 21, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates totals to $122,750.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]Yes [ ] No The registrant has not been involved in any bankruptcy proceeding

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of December 31, 2000, the Registrant has 5,527,500 shares issued and outstanding, of which 4,027,500 are held as restricted common shares and 1,500,000 are free trading common shares. Of the 4,027,500 restricted shares, 4,000,000 are held as affiliate shares and 27,500 are held as non-affiliate shares.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one): Yes [X ] No [ ]
  CONTENT

PART I

Item 1. Description of Business.

Item 2. Description of Property.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

==========================

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Item 7. Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Recent Sales of Unregistered and Registered Securities.

Item 14. Description of Securities.

Item 15. Exhibits and Reports on Form 8-k.

 PART I:

ITEM 1.

DESCRIPTION OF BUSINESS

BUSINESS ACTIVITIES FOR THE REPORTING PERIOD

The activities of the Company, from inception to December 31, 2000, may be categorized into "offering and listing activities" and "business and licensing activities," which are summarized in Item 6, "Management's Discussion and Analysis or Plan of Operation; Note Regarding Projections and Forward Looking Statements." The current and emerging risk factors, related to the business of the Company, are also analyzed in Item 6 by the Management, along with general business and share-related risk factors.

GENERAL DESCRIPTION OF BUSINESS.

Rolltech, Inc. (the "Company"), is a Nevada corporation, which was organized on January 25, 2000, with its Nevada statutory office located at 730 N. Eastern, Su. 140, Las Vegas, Nevada 89101 and its principal office located at Suite 811, 938 Howe Street, Vancouver, B.C. V6Z2P3.

Rolltech, Inc., is a developmental conventional marketer and business-to-business (B2B) Internet marketer of technology products, with special emphasis in the marketing of those products, which have the unique potential to significantly improve the efficiency of manufacturing machines and manufacturing processes. The business model of the Company effectively bridges the old world of manufacturing industries with the new world of high technology and Internet commerce, resulting in increased productivity for both worlds. The Company envisions to develop premium B2B Web sites, to be viewed by the manufacturers worldwide as the primary sources for information on new manufacturing solutions, high technology manufacturing products, and the best deals in the worldwide market.

==========================

To procure the initial funding of the Company's business strategies, the Company successfully completed an initial public offering of shares (the Offering) in Washington State, pursuant to the qualification registration of securities under Regulation D/ Rule 504 exemption. The Company is in the developmental stage and has no history of operation prior to the Offering. The activities of the Company, from inception to December 31, 2000, may be categorized into "offering and listing activities" and "business and licensing activities," which are summarized in Item 6. "Management's Discussion and Analysis or Plan of Operation; Note Regarding Projections and Forward Looking Statements."

Immediately prior to the Offering, as an initial marketing project, the Company has executed a Marketing License Agreement with Terlaz USA, Inc., of New York, with the exclusive license to market the proprietary solid-state graphite-based lubricant, the Cobra (TM) Solid Lubricant, and future products, developed by Terlaz, on the fully interactive B2B Web site to be launched by the Company. The Company's first licensed product, the Cobra (TM) Solid Lubricant technology, maximizes machine performance and manufacturing efficiency for many existing Terlaz clients, which includes Koyo, Inc., a Japanese bearing manufacturer and a subsidiary of Toyota Corp. The technology generates substantial cost savings by decreasing equipment downtime due to bearing failure or maintenance. The Company intends to utilize the proceeds from its stock offering to immediately initiate OTCBB listing and to execute the initial phase of its first marketing licensing agreement. With the completion of its stock offering on July 21, 2000, and the successful listing of the shares on the OTCBB, the Company will attempt to achieve cash flow by developing and launching its first fully interactive B2B Web site to expeditiously implement the License in the marketing of the Cobra (TM) Solid Lubricant on the Internet to a planetary English-speaking audience.

The Company's Current Marketing License Agreement

On February 7, 2000, the Company ( the Licensee) consummated its first marketing license agreement with Terlaz USA Inc (the Licensor). This section of the Statement provides the disclosures on the Licensed Product, the Licensed Territory, as well as the background information of the Licensor, its proprietary technology, and future products. The topics elaborated in this section of the Statement are as follow:

*The Licensor

*The Cobra (TM) Solid Lubricant Technology

*The Market

*Future Products under R&D

*The License Agreement

The Licensor and Its Businesses . Terlaz USA Inc, the Licensor, is currently a privately held company incorporated in the state of New York in its third year of operation, with 1999 revenue of $112,000 and Q1 -2000 revenue of $58,000, mostly from the sales of the Licensed Product. The Licensor has two divisions, Unique Technologies Associates and No Illusions, which administer the business and the manufacturing operations of Terlaz, respectively. The recitals of the License Agreement summarizes the businesses of the Licensor as follow:

==========================

A. The Licensor is engaged in the business to research, develop, manufacture, distribute, market and sell graphite-based solid lubricant technologies for bearings, to improve the performance and to extend the life of bearings in manufacturing machineries, thus maximizing manufacturing efficiency and reducing manufacturing costs, especially under adverse manufacturing conditions;

B. The Licensor is the sole owner of the proprietary "Know-how's" to the Cobra (TM) Solid Lubricant Technology, as well as the owner to the trademark of Cobra (TM) for the usage in its solid lubricant and surface treatment technology product lines;

C. The Licensor is the developer and the sole owner of the proprietary Cobra (TM) Surface Treatment technology, a revolutionary technology for the surface treatment of steel currently under development, which has the ability to retard the development of rust and dramatically increases surface hardness of steel, without causing a dimensional change or discoloration unlike other surface treatments;

D. The Licensor is a recognized expert and consultant for the critical selection and application of bearings and lubricants in all aspects of manufacturing functions and wherever bearings and lubricants are utilized;

E. The Licensor is also a distributor for manufacturer of nonmetallic and special material bearings for industrial applications, wherever steel bearings would be unacceptable.

The Licensor has formed some very important relationships with major companies in the manufacturing industry, including Applied Industrial Technologies, Kaman Industrial Technologies, Motion Industries, Inc., and Bearing Distributors, Inc. The Licensor is the exclusive U.S. and Canadian distributor for a well-known, multi-national German company, Schmeing-GmbH, a major manufacturer of polymer bearings. In addition, the Licensor has strategic alliances with other major companies that market its solid lubricants, among which are Koyo, Inc., a Japanese bearing manufacturer and a subsidiary of Toyota Corp., and PEER, a large American bearing manufacturer.

The Proprietary Cobra (TM) Solid Lubricant Technology. Since 1998, Terlaz has developed, tested and successfully demonstrated the commercial viability of its proprietary Cobra (TM) Solid Lubricant technology, which is increasingly accepted as a cost saving and maintenance free alternative to the traditional lubrication and seal methods for ball and roller bearing assemblies. In certain industrial applications (e.g., photography, food processing, and pharmaceutical industries), where product contaminations derived from ball bearing lubricants are unacceptable, this emerging technology is praised by Fortune 500 companies as the best, if not sole, state-of-the art solution to their manufacturing problems.

The Problem. The function of a rolling bearing is to reduce the friction between a fixed load and a moving surface, and to carry a load. The smallest bearing weighs just a few grams and the largest as much as 70 tons, which may cost tens of thousands of dollars. The extension of the life of a bearing is of significant interest to an industry, since it may result in large cost savings and maximizes the manufacturing efficiency of the industrial user. For years, industries worldwide have tolerated "band-aid" solutions for ball bearing problems involving very costly bearing maintenance or specialty lubricating systems that always seem to "gum-up" the works--or the manufacturers just blindly accepted premature bearing failure as a part of the cost of manufacturing.

==========================

The Solution. The Cobra (TM) Solid Lubricant technology, developed by Terlaz, provides an innovative high technology solution to the ball bearing lubrication problem. The Cobra (TM) Solid Lubricant technology replaces the conventional lubricant in bearings with Cobra (TM) Solid Lubricant, and then heat cures the assembly, turning the graphite-based lubrication to a solid state. The raceways and balls are then freed, leaving the lubricant bonded to the bearings cage. The result is a rolling bearing, which does not require additional lubricant for its lifetime. It requires no additional seals against lubrication dripping or flinging, with the Cobra (TM) Solid Lubricant acting as a highly effective seal against dirt, dust and other contaminants. The solid lubricant remains stable at extreme temperatures, ranging from250/ to 650/F, not washed out under steam and chemical wash downs and maintains a low starting torque at very low temperatures, which is an essential element for manufacturers. It cannot be washed out by steam and is unaffected by most common solvents and acids. The lubricant also exhibits very low out gassing in high vacuum applications. The Cobra (TM) Solid Lubricant simply and effectively seals the bearing assembly, thus preventing premature bearing failure, resulting in the remarkable extension of bearing life up to ten times or more.. With the incorporation of the Cobra (TM) Solid Lubricant, the corporate bottom line of manufacturers will increase due to:

* reduced machine down time and improved production rates;

*. substantially reduced maintenance costs and extended periods between plant maintenance;

* attaining a competitive edge through manufacturing efficiency;

* reduced cost of maintenance labor.

The Proprietary "Know-How." The ability of Terlaz to integrate accurately each Cobra (TM) Solid Lubricant into a bearing assembly, with precision and tolerance to the specification of the client firm, is a closely held proprietary "know-how" and trade secret. This unique, state-of-the art solid graphite lubricant has given design engineers the freedom to design machines that thrive in adverse conditions while generating substantial cost savings and low maintenance for the manufacturers.

The Market of the Cobra (TM) Solid Lubricant. Any discussion of the U.S. market for the Cobra (TM) Solid Lubricant must take into consideration the total market demand for anti-friction bearings, both U.S. made and imported. The Cobra (TM) Solid Lubricant is a value-added product and is not directly affected by the number of bearings manufactured. However, the market size for Cobra (TM) Solid Lubricant is a factor of market size for all bearings acceptable for processing and applications suitable for the characteristics of the Cobra (TM) Solid Lubricant.

The Potential Ball and Roller Bearing Market. According to The U.S. Industry and Trade Outlook '99, in a report prepared jointly by the International Trade Administration of the U.S. Department of Commerce and the McGraw-Hill Companies, "estimates put world ball and roller bearing production at approximately $25 billion bearing shipments are expected to remain at a high level" Bearing units that are not acceptable for processing with Solid Lubricants account for about 32%. Of the remaining 68%, one-fourth of the applications is not suitable for the Cobra (TM) Solid Lubricant, leaving a potential market of about $12.75 billion of available ball and roller bearing production suitable for the integration with Cobra (TM) Solid Lubricant.

The Positive Feedbacks from Fortune 500 Customers. A few of the more recognized customers with high praises for the Cobra TM Solid Lubricant technology are Kimberly-Clark Corporation, Texas Instruments, 3M Corporation, Valmet Corporation,

==========================

 Boeing Automation, Owens Illinois, Guardian Industries, GE Plastics, Reynolds Metal, and Eastman Kodak. During the short period since its introduction, the Cobra (TM) Solid Lubricant technology has solved countless bearing problems across the United States, and foresees many more opportunities just over the horizon in the global market. Eastman Kodak utilizes the Cobra (TM) Solid Lubricant in the manufacturing of films, audio and video tapes, during which the heat, free spinning, and the contaminants frustrate the manufacturing process employing conventional greased ball bearings. The oil and grease lubricants within the bearings, even with specially made seals, have always posed a problem for companies like Kodak, because the solvent used in the manufacturing process destroys the lubricant. The Cobra (TM) Solid Lubricant is the only solution unaffected by the chemicals and the temperatures involved under these manufacturing conditions. Philips Electric incorporates the Cobra (TM) Solid Lubricant in its new filament manufacturing process, a simplified innovative process recently developed by Philips Electric, which utilizes one machine instead of three to manufacture light bulb filaments from tungsten ingots. The style of bearing used and the temperatures involved were beyond the capabilities of conventional ball bearing lubricants. Texas Instruments enjoys the cost savings from reduced maintenance costs and machine down times, derived from the Cobra (TM) Solid Lubricant. Texas Instruments uses a rotating drum with a sand blasting system to clean some of their industrial parts. The sand would work its way past the conventional bearing seals and destroy the bearing. Kimberly Clark always had a problem with the small bearings on the conveyor rolls that go throughout its plant. The rolls must spin free with just the weight of the thin paper going across them, which means they cannot seal the bearings because then the rolls will not spin free. The unsealed bearings must be changed every four weeks due to contaminants in the air, causing frequent bearing failure. This condition at this Kimberly Clark's manufacturing facility is common to every paper plant in the world, which may be solved by the Cobra (TM) Solid Lubricant technology.

Future Products in Research and Development.

The Licensor is actively engaged in the research and development of the improvement of the Cobra (TM) Solid Lubricant and the development of new products based on the technology.

R&D Products Involving the Cobra (TM) Solid Lubricant. New products involving the Cobra (TM) Solid Lubricant currently under development or consideration are:

* An enhanced formulation of the Cobra (TM) Solid Lubricant with other additives for food grade machinery.

* An enhanced formulation of Cobra TM Solid Lubricant with other additives for pharmaceutical applications.

New R&D Products in Progress. The Licensor is currently developing the following new product lines of which the Company has the first right of refusal to market based on the License Agreement:

* R&D 1 - Under development is a revolutionary new surface treatment for steel that retards the development of rust and dramatically increases surface hardness, without causing a dimensional change or discoloration unlike other surface treatments.

==========================

  * R&D 2 - Also under research and development is a similar process for aluminum and non-ferrous materials that has generated encouraging results so far. Both innovative metal treatment technologies have excellent economic potential and have generated tremendous interest from the engineering community. It is anticipated that there will be a strong demand for these products when they are commercially available.

* R&D 3 - The Licensor is also conducting research on the recreational bearing market, which includes in-line skates, skateboards and mountain bikes. With over 30 million skaters now enjoying the sport, in-line skating for the past eight years has been the fastest growing sport in the US . Each pair of in-line skates uses 16 bearings, of which preliminary research indicates that the Solid Lubricant technology may greatly improve performance and life of the sport equipments.

The License Agreement Essentials. The three important elements of the License agreement are: 1) the grant of the exclusive marketing rights of the Cobra (TM) Solid Lubricant within the domain of the Worldwide Web and its future derivatives; 2) the grant of the first right of refusal to future products developed by Terlaz, the Licensor; and 3) as a condition for the grants of the License, the Licensor has the right to terminate the License, if the Company's stock offering is not completed by September 30, 2000. The stock offering was completed formally on July 21, 2000, based on the letter from the Escrow Agent. The essentials of the License Agreement signed on February 7, 2000, between the Company and Terlaz USA, Inc., may be summarized as follow:

Essential Definitions. Some of the essential definitions related to the Agreement may be summarized as follow:

1. "Exclusive Rights" shall include the marketing rights granted by the Licensor exclusively to the Licensee and to no other person or entity, within the licensed Territory. Conversely, "Non-exclusive Rights" include the marketing rights of which the Licensor may further license to a third party;

2. "Distributor Price" shall mean the lowest price on the Product charged by the Licensor to its customers as defined in Exhibit A;

3. "Product" shall mean the Cobra (TM) Solid Lubricant, the licensed product line, which may be amended in writing by the undersigned in the future as required;

4. "Territory" shall mean the designated area in which the Licensee is licensed to market the Product, which includes all countries and territories located within North America, Central America and South America. In addition, Territory shall include the Worldwide Web and the future derivatives of the Worldwide Web.

The Licensed Grants to the Company. The Company has received from the Licensor the following grants:

==========================

1. Licensed Product and Territory. The Licensor grants the Licensee the exclusive rights in Central and South America, and non-exclusive rights in North America, to promote, market, distribute and sell the "Product" within the "Territory." In addition, the Licensor grants the Licensee the exclusive rights to market and to distribute the Product worldwide within the domain of the Worldwide Web and future derivatives of the Worldwide Web;

2. Usage of Trademarks and Product Literatures. The Licensor grants the Licensee the right to the unlimited usage of the Cobra (TM) trademark of the Licensor, as well as the marketing literatures of the Licensor, in the marketing and the sale of the Licensor's the Product by the Licensee within the Territory;

3. First Right of Refusal to Future Products. The Licensor grants the Licensee the first right of refusal to the exclusive rights to market future products developed by the Licensor, within the Territory.

The Considerations to the Licensor. The Company has agreed to tender the following considerations to the Licensor for the Grants:

1. Aggressive Marketing of the Product. The Licensee shall use its best efforts and all due diligence to promote, market and sell the Product within the Territory;

2. Minimum Promotion Campaign Costs. The Licensee agrees to conduct an extensive advertising and promotional campaign of the Product within the Territory at its own expense, which shall total to no less than $50,000 per annum;

3. Product Purchase Price. The Licensee agrees to purchase the Product from the Licensor at the Distributor Price as defined in Exhibit A;

4 30 days Invoice Payment. The Licensee agrees to pay the Licensor within 30 days from the date of an invoice;

5. Appointment of Board Member(s) by Licensor. Upon the execution of this Agreement, the present board members and the present controlling shareholders of the Licensee will permit the Licensor to appoint one Director to the Board of Directors of the Licensee and/or one Director for every three Directors appointed to the Board of Directors of the Licensee.

Special Term and Condition

1. In the event, the Licensee's stock offering is not completed by September 30, 2000, the Licensor is given the right to terminate this Agreement (The initial public offering was completed on July 21, 2000, based on the escrow release.);

2. Unless modified by mutual consent, there is no stipulation of annual sales quota for the Licensed Product found in the Agreement.

==========================

PART I:ITEM 2.

DESCRIPTION OF PROPERTY

Rolltech, Inc., does not own any real property at this time. The Company will initially share office and administrative expenditures in an existing office operated by the directors of the Company at Suite 811, 938 Howe Street, Vancouver, BC, V6Z1N9. Administration and general office expenditures, which include partial office lease payment, telephone, cell phones, pagers, fax , accounting, are estimated to be $6,000, for the first six months of operation following the stock offering, which was completed on July 21, 2000. During the period of this report, the Company purchased additional office furnishings for the total cost of $1,599. The Company has also entered into a lease agreement for office equipments and furnishings, at the monthly lease payment of $450 for twenty-four (24) months, at a total lease cost of $10,800, with Vikra Investment Corporation, a company wholly owned by Mr. Taly Keren and Mr. Michael Scheglov, the president and the vice president of the Company respectively, as further discussed in Part II, Item 6 of this Statement.

 PART I:

ITEM 3.

LEGAL PROCEEDINGS

Rolltech, Inc., is not a party to any pending litigation and, to the best of its knowledge, none is contemplated or threatened, for the period of this Statement.

 PART I:

ITEM 4.

SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS.

  The Registrant has not submitted matters to a vote of security holders for the reporting period.

==========================

      PART II:

ITEM 5.

MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not traded currently on any stock exchange or OTC market. Through GP Express, Inc., the agency which managed its stock offering and the Company's listing activities, the Company is engaged in the necessary preparations and filings required for listing on the OTC Bulletin Board (OTCBB), of which the filing of this Statement is one of the many activities required for OTCBB listing. In October of 2000, the Company has appointed Onyx Trading Corporation of Bellevue, Washington, as the initial NASD market maker to file the Form 211 and other required documents for OTCBB listing on its behalf. However, it must be emphasized hereunder that there is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Market Price

The Registrant's Common Stock is not quoted at the present time in any stock exchange. Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the shares of the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. When and if the shares of the Company are traded on the OTCBB, until such time when the shares of the Company are traded at $5.00 or better, of which there is no assurance, the trading of the shares of the Company must comply with the penny stock rules stated hereunder.

Holders

As of December 31,2000, the Company has 62 (sixty-two) shareholders holding freely tradable shares from the initial public offering of shares and 3 (three) shareholders holding restricted shares pursuant to Rule 144. The total active shareholders

==========================

 are 63 (sixty-three), with Taly Keren and Dr. Michael Scheglov holding both free trading shares and restricted shares. Of the three restricted shareholders, two are construed by definition as affiliates, who have agreed to additional restrictions on their shares imposed by Washington State DFI, one of such restrictions is the extension of the share-impound period to two years for the restricted shares held by the affiliates. Of the sixty-two shareholders holding freely tradable shares from the initial public offering of shares, six shareholders are affiliated directly or indirectly with the Company and thus may be required to file further disclosure documents with the SEC prior to the sale of their shares.

Non-Cumulative Voting

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors. As of December 31, 2000, the date of the annual audited financial, the affiliate shareholders will own 4,312,000 shares or 77.99% of the 5,527,500 issued and outstanding shares.

Dividends

As of the date of this Statement, the Company has not paid any cash dividends to shareholders nor does it anticipate payment of any such cash dividends in the foreseeable future. The declaration of any future cash dividend will be at the sole discretion of the Board of Directors and will depend upon the earnings, if any, capital requirements and financial position of the Company, general economic conditions, and other pertinent factors. It is the present intention of the Company to reinvest any profits received from operations into expansion of its business and/or acquisition of additional properties.

Reports to Shareholders

The Company will furnish annual financial reports to shareholders, certified by its independent accountants, and may, in its discretion, furnish unaudited quarterly financial reports.

Transfer Agent

The Company has appointed Pacific Stock Transfer & Registrar Agency of Las Vegas, Nevada, as the transfer agent for its Common Stock.

Issuance of Preferred Shares

In compliance to the NASAA Statement of Policy Regarding Preferred Stock, the Company will not offer preferred stock to insiders and promoters of the Company except on the same terms as it is offered to all other existing shareholders or to new shareholders, unless the issuance of preferred stock is approved by a majority of the Issuer's Independent Directors who do not have an interest in the transactions and who have access, at the issuer's expense, to issuer's or independent legal counsel.

==========================

  PART II:

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION;

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

A. PROJECTIONS AND FORWARD-LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report. All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

B. PLAN OF OPERATION.

As discussed previously in Item 1/Business Description, in "The Potential Ball and Roller Bearing Market," the potential market for the Cobra (TM) Solid Lubricant is immense and cannot be realistically realized with the limited proceeds from the Offering. In addition, it must also be emphasized that the initial industry receptions of the Cobra (TM) Solid Lubricant, by several Fortune 500 companies, are promising and connotes a significant demand for the Product worldwide. Therefore, the management of the Company is optimistic but also realistic in the design of the immediate corporate strategies for the Company. Currently, the Company is engaged in the planning stage to implement the Grants of the License, based on the potential of each grants. To this end, the Company has concluded that the Worldwide Web will provide the greatest potential for immediate revenue from the sale of the Cobra Solid Lubricant to manufacturers worldwide, and is perhaps the most effective way to apply the limited offering proceeds from the Offering with the maximum result. For this reason, the Company has engineered the listed corporate strategies, elaborated in this section of the Statement, in an effort to achieve immediate cash flow, and accordingly, to enhance share value for all shareholders. This section of the Statement provides the management's disclosures to potential investors on the Company's corporate strategies upon the receipt of the offering proceeds, and is divided into the following topics:

==========================

*The Internet Industry and the Emerging B2B E-Commerce

*Phase 1 Corporate Strategies

* Phase 2 Corporate Strategies

* Initial Revenue Sources

* Competitions

The Internet Industry and the Emerging B2B E-Commerce. The Internet has rapidly emerged as an important medium for facilitating communication, disseminating information and conducting commerce, at speed and cost savings less than a decade ago considered to be impractical. According to International Data Corporation, it is estimated that the number of worldwide Internet users exceeded 142 million in 1998 and will grow to approximately 502 million by 2003. In fact, these estimates may be very conservative. International Data Corporation also estimates that worldwide commerce over the Internet will grow from approximately $50.4 billion in 1998 to approximately $1.3 trillion by 2003. Furthermore, as the Internet grows, advertisers have devoted increasing portions of their advertising and marketing budgets to online advertising and direct marketing. Forrester Research estimates that worldwide Internet advertising spending will grow from approximately $3.3 billion in 1999 to approximately $33.1 billion in 2004. Moreover, worldwide expenditures for online direct marketing, as estimated by the Direct Marketing Association, will grow from approximately $603 million in 1998 to approximately $5.3 billion in 2003.

Corporate Strategies Based on Offering Proceeds. Utilizing the net offering proceeds of $120,000, the Company plans to generate cash flows by completing the research and development of its Web site to initiate the marketing of the Cobra (TM) Solid Lubricant on the Worldwide Web. The Web address of the Company's first B2B Web site is "go2rolltech.com." For other corporate businesses, the Company has also reserved the Web address of "rolltech-inc.com."

Research and Development of the "Go2rolltech.com." Web Site. The research and development of the Company's first B2B Web site will be a joint effort between the management of the Company and the newly created Technology Advisory Board of the Company, to be headed by Mr. Ilya Entin, who has twenty years of experience in the designing of software and is well versed in Java programming protocols. He is currently a Senior Software Developer for Watchmark, a Lucent Technologies Venture, in which he is responsible for the Java client - server development. The management will project its business perspectives, especially those attributes related to revenue generation, in the creation of the Web site, whiles the Technology Advisory Board will integrate these business related issues into the technology and the ergonomic attributes of the Web site. The Company strategizes to establish a standardized formulation in the creation of its first B2B Web site, which will become a repeatable precursor to additional Web sites in the future. The Company intends to employ a professional Web page designer to create the home page of the Web site.

Phases of Web site Development. The Company plans to implement its B2B Web site launch in two stages: 1) Phase 1, which includes the incorporation of the basic features required for the B2B Web site to generate immediate revenues; and 2) Phase 2, which encompasses the improvements over the Phase 1 Web site features and expansion of server capacity and safety.

Phase 1 Strategies. The fundamental features of the Company's first B2B Web site will include:

=============================

  Central Theme of Web Site. As previously stated, the Company envisions to develop premium B2B Web sites, to be viewed by the manufacturers worldwide as the primary sources for information on new manufacturing solutions, high technology manufacturing products, and the best deals in the market for manufacturers. The Company will embed this central theme in the design of its first Web site to project its corporate image along this theme.

 2. Easy Home Page Loading. The graphics of theHome Page will be designed in a manner to accommodate quick launch and display of the entire page, even with dial-up 56K modem. To accomplish this objective, the page will be designed as a small sized HTML file, with minimum JPEG graphics and without the usage of any GIF or related moving graphics. The objective for this attribute of the Web site is simple, to permit the business viewers to quickly open the Home Page, to get down to business and to initiate navigation of the Web site with minimum wait for page loading.

 3. Easy Home Page Topic Finder. The Company will design the Home Page with user friendly simplicity, without the busy clutters found in many business Web sites, to facilitate the navigation of the Web site by corporate users. The Link Selections on the Home Page will be limited to only few major categories (e.g., "Company Information," "Product Information"). With the movement of the mouse prompter to a listed category, a window will appear to reveal the sub-categories, much like the features found in the menu of many current Window based software. In this manner, the sub-categories are hidden in the Home Page and may be easily altered by the Company, without any modification required on the HTML file of the Home Page. Thus, additional product page links may be added onto the Web site with ease and speed in the future. A random search feature will also be available to visitors to search the entire Web site "link tree" based on a given key word. This feature is essential to the operation of a marketing Web site, since each Web page is too limited in space to provide a list of all potential search topic, without obstructing the actual intended subjects of the page.

  Product Information Links. Each Product Information subcategory link will be designed with an intuitive repeatable protocol for easy navigation by end users and also for easy modification by the Company. For example, the Cobra (TM) Solid Lubricant page will include product history and description, product applications (link), current customer comments (link), sample request form (link), visitor information questionnaire form to determine product applicability (link), product information on-demand download link, and email feedback (link). In addition to these features, the product page for conventional products will also include direct quote link for a given item and order form link. The Company intends to design its B2B Web site link features with the state-of-the art interactivity and fast retrieval of information on demand.

 2 Streaming Video and Audio. Initially, the streaming video to be incorporated into the Web site will be limited to the illustration of product applications. The duration of the video will be short. The Company has initiated discussion with local streaming video resellers, as well as TYCOM X, Inc. of

=============================

Los Angeles, which offers complete turnkey streaming video packages for large capacity simultaneous visitors, utilizing a new JAVA technology requiring no end user viewer installation. The Company may select streaming audio along with slide show-audio presentations to provide a multimedia presentation of its licensed products and products of advertisers. Due to the smaller file size, streaming audio presentation loads faster and streams smoother. It also allows the visitor to listen to the audio while reviewing the text and graphics related to a product line.3. Web Site Hosting. The Company will seek a hosting agent for the Web site, which has the ability to provide expandable band-width and cache to accommodate any large simultaneous visitor load to the Web site. In addition, the hosting agent must also provide adequate "fire wall" protection against potential hackers, which will become an essential component intrinsic to any client information transmission and client payment transaction conducted over the Web site. Any successful hacking against the Company's Web site(s), resulting in the shutting down of the Web site(s), will have a detrimental effect on the business of the Company.

Phase 1 Support Advertisement for Web Site. As indicated in the "Use of Proceeds" section, the Company has allocated $20,000 for marketing activities of the Web site in Phase 1. Upon the completion of the R&D and the testing of the first B2B Web site, to increase visibility and enhance traffic to the site, the Company will promote the Web site utilizing the following strategies:

  Business Journal Advertisement. The Company plans to promote the Web site to manufacturers by placing small but catchy ads on the Wall Street Journal, the Asia edition of the Wall Street Journal, and the European edition of the Wall Street Journal. These small ads will be created specifically to attract the attention of the managements of manufacturers to the Company's B2B Web site. The Company may also place ads on the Economists, which also has a worldwide circulation. In addition, the Company may also consider placing ads on manufacturer trade publications.

 2. Cross Advertisement Links. The Company intends to corporate with other B2B manufacturer Web sites to establish cross advertisement links with these Web sites. Cross advertisement links may immediately be established with Licensor's Web site and the Web site of the current customers of the Licensor.

Phase 1 Search Engine Listing. The Company intends to list its B2B Web site on the ten largest search engines, including excite@home, yahoo, infoseek, America Online, LookSmart, About, Alta Vista, Google, DirectHit, Yep, and NorthernLight, of which the latter five search engines use computer algorithms to predict relevance. To assure accessability and visibility in the search engine listings, the Company will employ available services to manually submit the listing on the search engines, wherever possible once a month, and to enter the submission under several relevant key categories to enhance hits.

Phase 2 Strategies. Once the B2B Web site is launched through the successful implementation of Phase 1 strategies, the Company will initiate its Phase 2 strategies, by applying additional capitals to strengthen the visibility of its B2B Web site and the marketing of the Cobra (TM) Solid Lubricant technology primarily through the quantitative and qualitative enhancement in the

=============================

advertisement of the site. The main thrust ofthe Phase 2 Strategies is to increase traffic to the Web site and to promote and sell the new Cobra (TM) Solid Lubricant technology, which is still widely unknown to manufacturers around the world. Unaware of the Cobra (TM) Solid Lubricant technology, as an alternative to conventional lubrications and seals for roller and ball bearing assemblies, the manufacturers will be interested to learn the newly developed high technology solution to their bearing problems, as some of the Fortune 500 companies have expressed.

Enhanced Support Advertisement for Web Site. With the $11,000 allocated for the advertisement activities of its Web site, as discussed in the "Use of Proceeds" section, the Company plans to promote the Web site in Phase 2 of its strategies utilizing the following approach:

  Trade Journal Advertisement. In addition to the ad placements on the global and regional business journals, the Company plans to promote the Web site to manufacturers by placing cost effective small but catchy ads on trade journals for general manufacturing, paper manufacturing, photography and video manufacturing, light bulb manufacturing, food manufacturing, and drug manufacturing. The Company firmly believes its effort to attract specialty manufacturers, for which the Cobra (TM) Solid Lubricant provides immediate solution, will generate substantial interests and sales.

 2. Attending Trade Shows. To further market the B2B Web site, the Company will attend major manufacturer conventions, especially for the paper industry, the photography and video industry, the light bulb industry, and the food and drug industries. Due to limited funding, the Company most likely will not have any display booth in these functions, until such time larger funding is available to the Company.

 Web Site Improvement. In Phase 2, the Company may budget some of the funds to the improvement of the Web site. Some of these improvements may include:

  Web Site Hosting Enhancement. The Company will seek to enhance the capacity of the Web hosting service to accommodate increased file storage capability and increased visitor capacity. In addition, the Company will seek to enhance the frequency and spectrum of the visitor profile feedback report from the hosting agent, of which the data is proprietary and resalable in the information market. Lastly, the Company will seek to improve the securities of the Web site against hackers and unsolicited information gathering of the Company's visitors.

 2. Streaming Video Enhancement. The product application streaming video available for the Cobra (TM) Solid Lubricant page in Phase 1 will be expanded to include testimonies from current users. The overall video length will most likely be increased, along with better quality video scripting and productions.

3. Video Conferencing. The feature of video conferencing on scheduled time will be incorporated into the Web site.

Initially, the open source chat room method will be utilized to implement this feature due to limited funding. Upon verification of the visitor's manufacturer status, the visitor will be able to request a scheduled video conference with a marketing agent of the Company via the B2B Web site.

=============================

Expansion of Marketing in Other Aspects of the Licensed Territory. According to the License Agreement for the Cobra (TM) Solid Lubricant, in addition to the exclusivity to market the Product on the Worldwide Web and its future derivatives, the Company is also granted the exclusive marketing right in Central and South America and the non-exclusive right in North America. If fund is available, the Company plans to conduct initial works in the expansion of the marketing of the Product in other domains of the licensed Territory.

Initial Revenue Sources. Upon completion and the successful launch of its first B2B Web site, of which there can be no assurance, the Company expects to derive revenues from the worldwide sale of the Cobra (TM) Solid Lubricant, from additional licensed products, and form corporate advertisements of services and products from the manufacturing industries and manufacturing service industries.

The Sale of the Cobra (TM) Solid Lubricant. As discussed previously in "The Market of the Cobra (TM) Solid Lubricant," the current market for roller and ball bearing production is estimated to be $25 billion, of which the potential market serviceable by the Cobra (TM) Solid Lubricant is $12.75 billion. The Cobra (TM) Solid Lubricant has only been recently introduced in North America and has not been marketed aggressively on the Internet to a worldwide audience.

The Sale of Additional Licensed Product in the Future. As reviewed previously in the "Future Products under R&D," the Licensor of the Cobra (TM) Solid Lubricant has several products under research and development, of which the Company has a first right of refusal. The new formulations of the Cobra (TM) Solid Lubricant, currently under development for the food and drug manufacturers, when available, may expand the potential sales of the Product in these new markets. In addition, the research in the applications of the Cobra (TM) Solid Lubricant in the recreational sport industry is expected to enhance the potential sale of the Product. In addition, the innovative surface treatment for steel and non-ferrous metals, currently under research and development by the Licensor will provide the Company's B2B Web site with new products for marketing, resulting in the expansion of the revenue sources.

Corporate Advertisement Sale. The Company expects to generate additional income from the Web site by selling limited number of ad spaces to inventory and equipment financing firms and to the manufacturers. There can be no assurance of the Company's ability to generate income in this manner.

Competition. In term of the Internet marketing of the Cobra (TM) Solid Lubricant, the Company has an exclusive marketing license for the Product, and thus, has no competitor. However, as previously stated, the Product will compete directly with lubrication and seal products currently available for conventional roller and ball bearing assemblies, as well as newer polymer-based bearings. In addition, the B2B e-commerce on the Internet is a fast growing sector with new entries into the market almost on a daily basis. The Company will face ample competitions in this market.

Disclaimer and Cautionary Statement Related to the Plan of Operation . Due to the limited proceeds of its recent stock offering and the speed of the advancement of the Internet technology, at its sole discretion, the management of the Company reserves to right to alter or abandon any of the stipulated features and/or activities involving the first B2B Web site.

  MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION ENDED DECEMBER 31, 2000.

 The Company is in the developmental stage and has no history of operation prior to the Offering of

=============================

shares. The activities  of the Company, from inception to December 31, 2000, may be categorized into "offering and listing activities" and "business and licensing activities," which are discussed below.

Results of Operation for Period Ending December 31, 2000.

Revenue for the current fiscal year ending December 31, 2000, was $0.00. For the reporting period, the Company had a net operating loss of $(56,232) and incurred General and Administrative Expenses of $(58,942).

Liquidity.

From inception of the Company in January of 2000 to the period ending December 31, 2000, the Company had total operating expenses of $(58,942), while receiving $0.00 in revenue. The weighted loss per share was $(.01).

For the fiscal year, the Company had total current cash asset of $103,825, a total current asset of $105,938, against total current liabilities of $29,702.

For the reporting period, the Company received $15,000 from the sale of 4 million shares in restricted securities to its founders and the gross proceeds of $150,000 and net proceeds of approximately $120,000 from the sale of 1.5 million shares in the initial public offering of shares (the Offering).

Offering and Listing Activities

1. Engagement of Offering Preparation and Coordination Agent. On January 29, 2000, the Company consummated an agreement with GP Express, Inc., to provide a comprehensive turnkey service package to prepare and coordinate all aspects of the offering and listing activities of the Company, including the engagements of the presiding legal counsel, certified public accountant, escrow agent, and stock transfer agent.

2. Offering Filing and Approval by Washington State. On March 17, 2000, the Company filed its initial public offering of shares with gross proceeds of $150,000 (the Offering) to Washington State DFI, pursuant to RCW 21.20.210 Qualification Registration of Securities, and separately, with the Securities and Exchange Commission pursuant to Section 230.504. On June 1, 2000, the Company received the approval from Washington State DFI to initiate the sale of the Offering.

3. Engagement of Escrow Agent and the Completion of Offering Sale. Upon the approval of the sale of the Offering by Washington State DFI, on June 28, 2000, the Company engaged the escrow services of Southwest Escrow to process and record the gross proceeds from the sale of the Offering. The engagement of a third party state licensed escrow agent for the sale of the Offering was a condition for the approval of the Offering by Washington State Securities Administrators. In addition, at the request of Washington State DFI, the escrow conditions were modified in accordance to the requirements of Washington State Securities Administrators. On July 21, 2000, the Company completed and closed the Offering, with the release of the escrow by Southwest Escrow for a total gross proceed of $150,000.

4. CUSIP Number Application. On June 28, 2000, the Company submitted its request for CUSIP number to the CUSIP Service Bureau of S&P. On July 7, 2000, the CUSIP Service Bureau notified the Company of the issuance of CUSIP number (77578R 10 0) related to its shares.

=============================

5. Engagement of Stock Transfer Agent. On June 28, 2000, the Company consummated an agreement with Pacific Stock Transfer, pending the completion of the sale of the Offering. Upon the release of the offering proceeds by the escrow agent, the Company activated the stock transfer services of Pacific Stock Transfer to immediately register and issue stock certificates to its present shareholders.

6. Form 10SB Filing with the Commission . On October 4, 2000, the Company filed Form 10SB with the EDGAR Division of the Securities and Exchange Commission, as a requirement for the listing on the NASD OTCBB. On October 31, 2000, the Commission issued a "no comment" letter related to the Form 10SB filed. With the successful filing of the Form 10SB, the Company has become a reporting company henceforth.

7. S&P Listing Filing and Approval. In September of 2000, the Company initiated initial discussion with Standard & Poor's for corporate listing. Since the Company's shares are registered in Washington State only, to procure a secondary market in additional states, it was essential for the Company to become listed on S&P or Moody, prior to its OTCBB listing. On December 27, 2000, S&P notified the Company in writing that it received editorial approval for publication in S&P's Corporation Records and that the profile has been scheduled to publish in S&P's Daily News no later then Thursday, January 11, 2000, according to the accelerated (10) day service requested.

8. Engagement of Initial Market Maker for OTCBB Listing Application. In October of 2000, the Company met with the CFO and CEO of Onyx Trading Corporation to explore the interest of Onyx Trading in assuming the role of the sponsoring market maker for the Company's OTCBB listing. In mid December of 2000, Onyx Trading Corporation filed the required Form 211 and related documents with the OTCBB on behalf of the Company and received the initial comments from the OTCBB during the last week of December.

 Business and Licensing Activities.

1. Exclusive Marketing License Agreement with Terlaz USA, Inc. On February 7, 2000, the Company ( the Licensee) consummated its first marketing license agreement with Terlaz USA Inc (the Licensor). Three important elements of the License agreement are: 1) the grant of the exclusive marketing rights of the Cobra (TM) Solid Lubricant within the domain of the Worldwide Web and its future derivatives; 2) the grant of the first right of refusal to future products developed by Terlaz, the Licensor; and 3) as a condition for the grants of the License, the Licensor has the right to terminate the License, if the Company's stock offering is not completed by September 30, 2000.

2. In February of 2000, the Company registered its Internet domain name of go2rolltech.com with Register.com. In November of 2000, the Company registered a new domain name as rolltech2000.com, to be used for its main Web address.

3. In March of 2000, the Company's management initiated discussion with Robert Souter, President, Protecsa, an engineering firm in Panama, for the marketing of the Licensed Product in Central America.

4. On April 14, 2000, the Company's president and vice president attended the National Manufacturing Week Show in Chicago for the following purposes:

=============================

* To observe UTA booth activity and product interest;

* Attend UTA distributors meeting with updated information on Cobra Solid Lubricant;

* Meeting with management of the UTA;

* Meeting with Ludwig Roths representative of Schming GmbH & Co. of Germany; regarding exclusive distribution rights of Polymer Bearings and components in Americas.

5. On August 3, 2000, the Company's executives traveled to the facilities of Terlaz in New York for the following objectives:

 *Touring the plant of UTA;

*Meeting with managers and employees;

*Learning manufacturing process from start to finish;

Discussions on Web side arrangement, content, connectivity and linkage.

6. On August 1, 2000, the Company entered into a lease agreement for office equipments with Vikra Investment Corporation, a company owned by the president and the vice president of the Company. The lease agreement requires the Company to pay the Lessor a monthly lease payment of $450 for 24 months, for a total sum of $10,800. The Lease agreement covers a period of two (2) years with the option to purchase at the conclusion of the lease. The lease agreement, the related corporate resolution, and the signed consent by the independent directors due to the affiliate nature of the transaction are disclosed in the Part III/Item 13 of this Statement.

7. In September of 2000, the Company purchased and installed high speed ADSL connection from Telus Corp. of Vancouver, B.C.

8. On October 6, 2000, at the request of Protecsa, an engineering firm in Panama, for a formal due diligence report on the Licensor of Cobra (TM) Solid Lubricant, toward the potential distributorship of the Licensed Product in Central America, the Company signed an engagement letter with Evans & Evans, Inc., of Vancouver, B.C., to produce a due diligence report on Terlaz USA, Inc. and its affiliates, involved in the manufacturing and marketing of the Licensed Product. On December 28, 2000, the Company received a completed due diligence report on the Licensor and its affiliates, of which the Company has been advised by Evans & Evans that the report is to be used for "internal" usage only, as stipulated by the engagement letter, precluding any publication and general dissemination of the report. However, the Company will make the report available for viewing in person at the premise of the Company by any existing or potential shareholder of interest.

9. In November of 2000, the Company signed an agreement with AZ Design to build and install the Company's first B2B Web site , to be completed by mid December, under the domain name of "rolltech2000.com." The Company's B2B Web site was completed and launched on December 5, 2000.

10. In November of 2000, the Company's executives traveled to Panama to further its discussion with Protecsa of Panama to market the Licensed Product in Central America.

=============================

    D. MANAGEMENT DISCUSSION ON CURRENT OPERATION RISK FACTORS AND RISK FACTORS DISCLOSED IN THE OFFERING

The business of Rolltech, Inc., is subject to numerous risk factors, including those business and share related risk factors promulgated in the prospectus of the Offering, and those business and market related risk factors which emerged after the completion of the Offering. The risk factors discussed herein are not exhaustive, but are merely illustrative of the substantial risks involved in an investment in the securities of the Company.

Current and Emerging Business and Market Related Risk Factors

  Current Slowdown in the Manufacturing Sector of the United States. During the fourth quarter of 2000, the manufacturing industry in the United States is experiencing a significant slowdown with high inventory level among the industry's distributors, to the extent that some experts started to call the condition, a "manufacturing recessionary environment." Since the Licensed Product, the Cobra (TM) Solid Lubricant, is targeted for the manufacturing industry, the slowdown will inevitably have a negative impact on the business of the Company in 2001.

 2. Increasingly Poor Visibility for Internet Commerce. The once bustling Internet commerce sector, experienced during 1998 to the first six months of 2000, has lost its forward momentum during the third quarter of 2000, with increasingly poor business visibility. The poor business visibility in the B2B sector of the Internet commerce, highly touted by the investment community during 1999, will adversely affect the marketing efforts of the Company on its Web site. It is the opinion of the Company that business visibility of e-commerce will remain poor throughout most of 2001.

3. Diminishing Market Condition for Internet Related Issues. With the sudden decline in the market values of Internet issues during March and April of 2000, there is a diminishing market condition for Internet related issues on the NASDAQ and OTCBB markets. Market sentiment has clearly shifted toward the traditional method of valuation of a public company with emphasis on future earnings. During the fourth quarter of 2000, several NASDAQ Internet companies have burned through their capital reserves and have been delisted by the NASD. Even the once high-flyers, pet.com and etoy.com, have disclosed their dire financial situations and raised doubt of their continued operation as publicly traded entities in 2001.. In this environment, the Company has applied for listing on the OTCBB during December of 2000, facing uncertainty in the reception of its shares in the market once listed.

4. Poor Market Condition for Private Placement. As disclosed in the Offering Prospectus, it was the intent of the Company to seek additional funding via a private placement in the amount of $500,000 to $750,000, within six months from the completion of the Offering, to enhance the working capital of the Company. The poor market conditions for public funding may render the desire of the Company for additional funding to be futile during the first two quarters of 2001. The difficult access to immediate private placement funding may cause financial difficulty for the operation and execution of the Company's business plan, since the Company received only an estimated net proceed of $120,000 from its initial public offering of shares, plus an initial capitalization of $15,000.

 5. No Revenue and No Earning. As of December 31, 2000, the Company has $0.00 in revenue and therefore has no earning. As disclosed in the previous section of this Item 6, the Company has concentrated most of its effort, throughout 2000, on the completion of the Offering and the OTCBB

=============================

listing of its shares. Although the Company has successfully launched its B2B Web site on December 5, 2000, the Company cannot guarantee the realization of any revenue from its new Web site, and if revenue is realized, that such revenue will be sufficient to compensate for the ongoing expenditures of the Company.

5. Certain Transaction Recorded for the Reporting Period. On August 1, 2000, the Company entered into a lease agreement for office equipments with Vikra Investment Corporation, a company owned by the president and the vice president of the Company. The lease agreement requires the Company to pay the Lessor a monthly lease payment of $450 for 24 months, for a total sum of $10,800. The Lease agreement covers a period of two (2) years with the option to purchase at the conclusion of the lease. The lease agreement, the related corporate resolution, and the signed consent by the independent directors due to the affiliate nature of the transaction are disclosed in the Part III/Item 13 of this Statement.

 General Business Related Risk Factors.

1. Limited Operating History. Rolltech, Inc. was incorporated in Nevada on January 25, 2000 and has not yet commenced operations. The Company's future growth and profitability are dependent upon several factors, including the successful listing of its shares on the OTCBB and the market acceptance of the licensed Cobra (TM) Solid Lubricant (the Product) and other manufacturer products to be marketed on the Company's business-to-business Web site..

2. The Company's Business and the Economy. The Company's management expects to generate immediate revenues from the sale of the licensed Product on its first B2B e-commerce site, although the Web site is not currently functional and the Company has no revenues to date. However, there is no assurance that the Company will be able to profitably sell the licensed Product to manufacturers. Furthermore, the Company's business related to the manufacturing industry is highly sensitive to the national and international economies, as well as Internet market conditions. A sudden downturn in the national economy or in the countries where the Company intends to vend its services due to territorial limitation of the current License, may have a disproportionately high impact on the Company's ability to generate revenues as compared with companies in other industries.

3. Competitors in Product Marketing, Ad Space Marketing, and Acquisition of Future Licensed Products . There is intense competition for business in the market of the Cobra (TM) Sold Lubrication, to supply manufacturers with lubrication and seal products suitable for roller and ball bearings found in manufacturing equipments. With more entries into the B2B market in the future, the Company will undoubtedly also face competitors in the marketing of the advertisement space to manufacturers on its B2B Web site. In addition, when the Company is ready to launch its future Web sites, there will be competitors for the markets and for the revenue sources for these Web sites. Furthermore, the Company also anticipates competitors in the acquisition of licenses for future products, if other B2B marketeers compete aggressively to acquire licensing for high technology products in the manufacturing industry. Many firms and/or persons competing for such markets are far better financed and have a much larger staff of technical personnel than the Company, thus increasing their competitive advantage.

4. Limited Initial Working Capital . The Company currently has limited initial working capital. Although the projected use of proceeds disclosed in the prospectus of its stock offering reflects the current strategies of the Company, there is no assurance that the business environment on which the expenditures were based will remain the same. Any unanticipated increase in the development, marketing, and operation costs of the B2B Web will have a negative impact on the Company's operations.

=============================

5. New Business in Evolving Internet Market. Investors should examine the Company's ability to grow and prosper in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the B2B online marketing and advertising markets. Some of these risks include the Company's ability to:

. successfully launch and initiate the Company's B2B Web site;

. anticipate and adapt to the rapid changes in the Internet;

. manage growth effectively;

. continue to integrate and upgrade technology related to the operation of the B2B Web site;

. respond to competitive developments in the same market;

. continue to identify, attract, retain and motivate qualified personnel.

If the Company is unsuccessful in addressing the above risks and other inherent risks not cited above, the Company's startup venture may falter and the business, along with potential revenues, may not grow in accordance to the business model stipulated in this Registration Statement, and thus, may fall short of expectations of industry analysts and investors, which in turn could negatively affect the price of the shares of the Company.

6. Many Anticipated and Unanticipated Business Factors Affecting E-Commerce Startup and Operating Results. The success of the Company's B2B Web site is directly related to the continued acceptance and evolution of the Internet as a marketing medium. Any negative publicity and/or diminishment in the public's interests in the Internet will negatively impact the operation of the Company. The immediate success of the Company is also contingent on the positive reception of the present licensed Product by manufacturers and the reception of future licensed products, as well as the acceptance of the B2B Web site by industry as an effective marketing tool for their products and services. Although by no mean exhaustive, some of these business factors, implicit to the B2B Web site marketing concept and to the wildly evolving Internet as a business marketing medium, which may adversely affect the operations and the share price of the Company, are discussed individually in this section of the Prospectus, the overview of which may be summarized as follow:

. Business and industry acceptance of the Internet as an effective B2B commerce medium;

. The growth momentum of the Internet and the B2B e-commerce, compared to traditional media;

. Industry acceptance of the licensed Product and future licensed products;

. Changes in the technology of the licensed products, resulting in obsolescence;

. Industry acceptance of the Company's B2B Web site as an effective marketing and advertising medium;

. Changes in the technology and/or pricing policies of B2B Web site competitors;

. Expiration or termination of licensing agreement in the licensed Product and future licensed products;

. Introduction of new or enhanced services by the Company or by other B2B Web site competitors;

. System outages and delays by the Licensor and other future licensor(s), resulting in delay in processing of orders;

. System outages and delays in upgrade related to our first B2B Web site and future Web sites;

. Disruption or impairment of the Internet;

. Changes in government regulation of the Internet;

. General economic and market conditions, as well as economic and market conditions specific to the Internet.

=============================

  7. Business and Industry Acceptance of the Internet as an Effective B2B Commerce Medium. Although it is widely touted by market analysts that the B2B Internet market is vastly more immense than the consumer Internet market, measuring in trillions of dollars, the evolution of this market is uncertain, and due to the lack of history, is subject to wild speculations from all directions. Thus, the investment in the B2B Internet marketing business of the Company is not suitable for all investors.

8. The Growth Momentum of the Internet and the B2B E-commerce, Compared to Traditional Media. The success of the Company depends on the growth momentum of the Internet in general and of the B2B e-commerce in particular. If the Internet infrastructure and the B2B Web commerce fail to grow and develop further, below the speed favorable to the acceptance of the Internet by businesses and industries, the implementation of the Company's current business model will be adversely impacted. Since the Company expects to derive substantially most of its revenue in the foreseeable future from B2B e-commerce of high technology manufacturing products and services, the future success of the Company is highly dependent on the increased use of the Internet by the manufacturers and manufacturer support businesses. In addition, B2B e-commerce is still a grass-root business model, filled with excitement but also risks, of which the effectiveness is uncertain compared to traditional business-to-business marketing methods.

9. Industry Acceptance of the Licensed Product and Future Licensed Products. The current licensed Product, the Cobra (TM) Solid Lubricant, is a relatively new product, targeted to provide solution for the lubrication and seal problems wherever roller and ball bearings are used. In addition, the Company intends to seek exclusive marketing license for future products in development from the Licensor and other developers. Although the initial reception of the Cobra (TM) Solid Lubricant by Fortune 500 companies is positive, the success of the Company depends on the continued acceptance of the licensed Product and future licensed products by the manufacturing industries.

10. Changes in the Technology of the Licensed Products, Resulting in Technology and/or Market Obsolescence. The current licensed Product, the Cobra (TM) Solid Lubricant, is a relatively new product, targeted to provide solution for the lubrication and seal problems related to the conventional roller and bearing assemblies. The Cobra (TM) Solid Lubricant technology has shown technological advantages in certain applications, not found in conventional lubrication and seal methods. Any changes in the technology of the licensed Product and/or future licensed products, which will diminish the acceptance of the licensed products by industries or render the technologies, on which the licensed products are based on, obsolete, will certainly have a devastating impact on the revenue of the Company derived from the affected products.

11. Industry Acceptance of the Company's B2b Web Site as an Effective Marketing and Advertising Medium . The ability of the Company to effectively market the licensed Product, to procure licenses for future products, and to sell the advertisement spaces on its B2B Web site, is contingent upon the industry acceptance of the Company's B2B Web site as an effective marketing and advertising medium to sell the goods and services of the manufacturing industry. If for some reasons the industry determines to reject this marketing medium, on which the business of the Company is based on, the business of the Company will falter, until the business model is revised or altered.

12. Changes in the Technology And/or Pricing Policies of B2b Web Site Competitors. The ability of the Company to effectively sell advertisement spaces, and to a certain extent, to procure newly licensed products to market, is based on the acceptance of the Company's B2B Web site by the manufacturing industry as an efficient marketing medium, compared to the competitors' Web sites and the conventional method of marketing. Any change in the technology and/or pricing policies of our competitors with competitive B2B Web sites, which will give the competitors advantages over the Company's technologies and/or pricing structures, will negatively impact the business of the Company. Many firms and/or persons competing for the same markets are

=============================

far better financed and have a much larger staff of technical personnel than the Company, thus increasing their competitive advantage.

13. Expiration or Termination of Licensing Agreement in the Licensed Product and Future Licensed Products. According to the License Agreement for the Product, the Company is obligated to meet certain terms and conditions to retain the License. Pertaining to the duration of the License, unless terminated by the mechanism(s) of the Agreement or by consent, the obligations of the Licensor and the Company remain in force and effect for a period of ten (10) years. The termination of the licensed Products, or of future licensed products, caused by the Company's inability to meet the terms and conditions related to the licensed products and/or caused by any dispute with the licensors of the licensed products resulting in suspension of the licenses, will impact adversely on the business of the Company.

14. Introduction and Acceptance of New or Enhanced Services by the Company. Any introduction of newly licensed products, new revenue sources from the Company's Web site, or the introduction of new Web site will require investments of time and funds by the Company, without any guarantee in a positive result from the investments. Due to the speed at which the Internet is evolving, what seems to be plausible at the planning stage of a project may become ineffective when implemented.

15. Management Failure to Timely Integrate New Technologies into the Business Model. Effective operation and maintenance of a B2B Web site requires timely upgrades of newly introduced technologies (e.g., streaming audio and video) and Internet marketing tools and methods. Inability of the management to stay connected to new developments, to recognize the applicability of the new technologies, and to effectively integrate the new Internet technologies and tools into the business model of the Company, will result in technological and marketing obsolescence of the Company's B2B Web sites and faltering of the overall business model of the Company.

16. System Outages and Delays Caused by the Licensor(s), Resulting in Delay in Order Processing. System outages and delays, caused by manufacturing and other internal problems of the Licensor, of which the Company has no direct control, will inevitably result in the delay in the processing of customer orders from the Company , which in turn will have a negative impact on the business of the Company.

17. System Outages Related to Our First B2b Web Site and Future Web Sites. The technologies enabling the efficient operation of a B2B Web site involve software, hardware, and services provided by support vendors, outside of the direct control of the Company. Any shut down of the B2B Web sites operated by the Company, in prolonged duration, will have a devastating impact on the e-commerce of the Company. The Company will maintain and upgrade the systems of its Web sites diligently. However, as with any new and fast evolving technology, there is no assurance that the upgrades and maintenance will absolutely obviate the break down of the Web site. In addition, any internal impairment of the Internet or disruption caused by hackers will have an adverse effect on the proposed business of the Company.

18. Disruption, Impairment, or Delay in Growth of the Internet. The Company's business model requires the efficient working and continued growth of the Internet infrastructure. Any disruption, impairment, or delay in the growth of the Internet as a trusted electronic super highway for commerce will have a direct adverse effect on the operation of the Company. Some of these potential negative factors include:

. Successful shut down of prominent Web sites on the Internet by hackers using viruses and other disruptive methodologies, as exemplified by the "denial of service" attacks in January of 2000 on Yahoo, eBay, and other high profile Web sites;

============================

. Diminishment of Internet's credibility in the perception of businesses as an efficient and secured medium to conduct business, caused by securities breaches, infrastructure breakdowns due to internal or external causes, and ineffective timely development of enhanced Internet infrastructure and compliment application technologies to enhance the speed and the quality of information delivery in the environment of explosive growth in worldwide users;

. Increase in the invasion of privacy of consumer and business Internet users by Internet Information Marketing firms via increasingly sophisticated software programs, reducing the freedom and activities of Internet users;

. Slow growth in the PC industry to introduce higher speed CPU and Web appliances to facilitate the entry into the Internet;

. Residual effects of Y2K problems affecting the continued growth of the Internet on a planetary level;

19. Government Regulation of the Internet. The Internet is a relatively new communication and commerce medium primarily self regulated by the Internet industry and its participants. Due to the development of an increasingly competitive environment on the Internet domestically and worldwide, the Company believes that new domestic and international laws will be introduced in the near future to address excesses on the Internet and its support industries. In the United States, a number of laws and regulations have been introduced covering issues such as taxation, jurisdiction of taxation, pricing, acceptable content, product delivery timing, privacy, securities, and the truthfulness of the advertised content. Some of these laws may enhance the credibility of the Internet, whiles others may inhibit its growth. Some of these regulations may have a "two-edged sword" effect on the proposed business of the Company. For example, on the issue of user privacy related to the usage of "cookies," small Internet files forwarded to the hard drive of a visitor by the Web site with the purpose of collecting information on the navigation habits of the visitor, any regulation limiting the use of "cookies" will protect the privacy of the Internet users and thus enhance the credibility of the Internet, but simultaneously, will deprive the Company of an effect mean of information gathering concerning the visitors, which feeds into the proprietary data base of the Company, an essential information asset of the Company.

20. Significant Amount of the Offering Proceeds Used to Repay Promoters . On February 10, 2000, the Company has received an interim interest-free funding from Vikra Investment, Inc., for the total amount of $30,000 to pay the immediate offering preparation expenditures, prior to the completion of the sale of the initial public offering of shares (the Offering), with the condition that all offering expenditures to be submitted to and disbursed from Vikra Investment, Inc., and that the debt would be immediately settled upon receipt of the offering proceeds by the Company. Vikra Investment, Inc., is an investment company owned by Taly Keren and Dr. Michael Scheglov, both officers and directors of the Company. Therefore, from the total gross proceeds of $150,000 from its initial public offering shares, $30,000 has been immediately deducted to repay the Promissory Note, of which $28,000 is applied toward the offering related expenditures and $2,000 is applied toward the initial organization costs. Thus, of the $150,000 in offering proceeds, about 80% or $120,000 will be applied toward the development of the proposed business.

21. Low Sales Figures of Licensed Product by Licensor. Terlaz USA Inc, the Licensor, is currently a privately held company incorporated in the state of New York in its third year of operation, with 1999 revenue of $112,000 and Q1 -2000 revenue of $58,000, mostly from the sales of the Licensed Product. Thus, relative to comparative products in the manufacturing industry, the Licensed Product has a relatively low sales figures.

=============================

22. Small Amount of Offering Proceeds Available for Promotion of Web site. Since the total gross offering proceeds is only $150,000, the Company has allocated a total of $31,000 or about 26% of the offering proceeds for activities related to the marketing of the Web site and the Licensed Product.

23. Officers Not Committing Full-Time Efforts to the Affairs of the Company. The Management of the Company intends to devote time to other businesses, companies or projects. Mr. Taly Keren, thePresident/Director of the Company, will apply seventy-five percent (75%) of his weekly business hours to the business of the Company. Dr. Scheglov, Vice President/Secretary/Treasurer/ Director will spend seventy-five percent (75%) of his weekly business time to the operation of the Company. Mr. Shifrin, a Director will spend five percent (5%) of his weekly business hours to the tasks of the Company. Mr. McMurray, a Director will contribute five (5%) of his weekly business to the affairs of the Company.

24. Likely Need for Additional Financing. The Company's management believes the proceeds from the Offering will be sufficient to enable the Company to develop its first B2B Web site and commence marketing operations. The Company's management also believes that the proceeds from the Offering, together with the proceeds from operations over the next six months, will provide sufficient funds to operate at a break even cash flow at the end of the first year. If, however, the Company is unable to successfully generate revenues, it will require additional financing to operate and maintain its marketing operation. There can be no assurance that such financing will be available if and when needed, or on terms favorable to the Company.

General Share Related Risk Factors.

Although the following share related risk factors are derived from the information disclosed during the Offering, certain values related to shares and percentage of ownership of shares have been modified to reflect the adjusted values on the books of the Company as of December 31, 2000.

1. Limited Capital from Offering. The Company presently has limited working capital. The Company intends to use the proceeds from the Offering to commence and develop its proposed business operations. The Company believes the net proceeds of $120,000 from its stock offering, along with the sale of the licensed Product and the advertisement space to manufacturers and manufacturer support industries on its first B2B Web site, will be sufficient to successfully carry out the Company's proposed business plan for a period of six (6) months. The Company intends to pursue other financing alternatives in order to successfully carry out its business plan, unless revenues from operations exceed present projections. There can be no assurance that future revenues or financing, if any, will be sufficient to carry out the proposed business of the Company.

2. Control of the Company. Of the 5,527,500 shares issued and outstanding, the present affiliate shareholders of the Company presently owns 4,312,000 or 77.99% of the issued and outstanding shares, of which 4,00,000 shares or 72.7% are held as affiliate restricted shares. Thus, the present shareholders will continue to control the Company and will be able to elect a majority of the Board of Directors and thus control the business operations and policies of the Company.

3. Substantial Dilution; Benefit to Present Shareholders. In addition to the works already provided to the Company, the founding shareholders of the Company invested $15,000 for their 4,000,000 restricted shares. The public investors in the initial public offering of shares of the Company paid $150,000 for their 1,500,000 freely tradable shares. Following the successful completion of its stock offering, on July 21, 2000, the founders of the Company owned 4,300,000 or 77.79% of the outstanding Common Stock of the Company. Comparing the purchase price of the restricted shares

=============================

owned by the founders  and the shares purchased by the investors from the Offering, the founding shareholders purchased their shares at a price substantially below the price at which the offering shares were sold in the stock offering. Therefore, the insider shareholders have experienced an immediate increase in the net tangible book value of their securities, following the stock offering, while the purchasers of the offering shares have experienced an immediate dilution in the value of their securities. The founding shareholders of the Company acquired their shares at a cost substantially less than the share price for which the purchasers have paid for their offering shares. Accordingly, an investment in the shares of the Company by the offering investors have resulted in the immediate dilution of the net tangible book value of their Shares. Based on the offering per share price of $.10 (ten cents), new investors experienced immediate and substantial dilution of approximately $0.076 or 76% per share. Subscribers who purchased the offering shares in the stock offering beared a risk of loss, while control of the Company effectively remained in the hands of the founding shareholders.

4. Possible Depressive Effect of Future Sales by Present Shareholders. A total of 4,000,000 shares of the Company's Common Stock have been issued by the Company prior to the stock offering and are held by Taly Keren and Dr. Michael Scheglov, officers, directors and control persons, who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"). These securities may only be sold in compliance with Rule 144, which provides, in essence, that a person (or persons whose shares are aggregated) beneficially owning restricted securities for a period of one year may sell, every three months, in brokerage transactions, a number of shares equal to the greater of one percent of the total number of the Company's then outstanding shares of Common Stock or the average weekly trading volume in the Company's Common Stock during the preceding four calendar weeks. The 4,000,000 shares of Common Stock presently outstanding were issued to Taly Keren and Dr. Michael Scheglov on February 3, 2000. In compliance with Washington State securities code WAC 460-16A-205(1)(p), the shareholders of the 4,000,000 restricted shares have signed lock-in agreements for 3,823,529 restricted shares, which disallows the sale of the related securities for a period of two years and permits the sale of 2.5% of the related shares per quarter, expiring four years from the date of the agreement. The possible sale of these restricted shares under Rule 144, may, in the future, have a depressive effect on the price of the Company's Common Stock in the over-the-counter market, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for one year who are not "affiliates" of the Company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any limitations on the number of shares sold.

5. Arbitrary Determination of Offering Stock Price. The offering price of the Shares offered in the stock offering was determined arbitrarily by the Company. Such share price should not be considered an indication of, nor was it based upon, the actual value of the Company and the offering price bears no direct relationship to the book value, assets or earnings of the Company, or any other recognized criteria of value.

6. No Present Market for Securities. There is presently no market for the Company's securities and there can be no assurance that any such market will develop. In the event a public trading market does develop, there is no assurance it will continue. Therefore, any investment in the Company's Common Stock may be highly illiquid and without a market value. In addition, the United States Securities and Exchange Commission (the "SEC") has adopted rules that impose limitations on trading in "penny stocks" (generally defined as securities with a price of less than $5.00).

7. Limited Market for the Company's Common Stock Due to the "Penny Stock" Regulations. The Company's shares of Common Stock are subject to certain "penny stock" rules promulgated by the Securities and Exchange Commission (the "Rules"), which impose additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net

=============================

worth in excess of $1,000,000). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the Rules generally require, among other things, that brokers, engaged in secondary trading of penny stocks, provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell the Company's securities, thus limiting the liquidity of the Company's securities. By definition, securities traded on the OTC Bulletin Board and/or Pink Sheets, with bid prices less than $5, are considered "penny stocks," by the Rules.

8. Uncertainty of Market Reception of Shares. The Company has applied for OTCBB listing for its shares to trade on the OTC Bulletin Board (OTCBB). There is no assurance that the NASD will accept the Company's application to trade on the OTCBB. If and when successfully traded on the OTCBB, it should also be emphasized that stocks listed on the OTCBB are not actively traded stocks and experience high levels of volatility. Furthermore, due to the limited operating history and the emerging nature of the Internet B2B industry, it is not certain how the shares of the Company will be received by market makers and the investors in the market place. Any potential sudden upturn in the shares of the Company when initially traded is no guarantee of favorable future share pricing in the market.

9. No Dividends to Shareholders and None Anticipated. The Company has not paid dividends on the shares of the Company, and there is no anticipation of doing so at any time in the near future. It is anticipated that any income received from operations will be devoted to the Company's future operations.

10. Certain Transactions. The Company have engaged and in the future may continue to engage in certain transactions with its officers, directors and principal shareholders. There can be no assurance that such transactions will be as favorable to the Company as comparable arm's-length transactions might be. In addition, the Company has an existing Marketing License Agreement with Terlaz USA, Inc. of New York and plans to procure additional license transactions from Terlaz and other manufacturers. Management presently has no present or future plans to enter into competing businesses; however, should such a conflict arise, an attempt will be made with regard to any conflict of interest between the Company and management to resolve such conflict in favor of the Company. It is the intent of the Company to enter into all future material affiliated transactions and loans on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties, especially those transactions involving insiders, officers and directors of the Company. In addition, all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the Issuer's independent directors who do not have an interest in the transactions and who had access, at the issuer's expense, to issuer's or independent legal counsel.

11. Issuance of Additional Shares. Based on the 5,527,500 shares issued and outstanding, the Company will have 69,472,500 authorized, but unissued, shares of Common Stock. These Shares may be issued without shareholder approval to procure additional financing, or for any other purpose that is deemed appropriate to the operations of the Company by the Board of Directors. The potential issuance of such Common Stock, in the sole discretion of the Board, at any time, would result in a lesser percentage of the Company's outstanding shares being held by the public and could result in further dilution of the per share value of the shares held by the public. At present, there are no plans, agreements, arrangements, commitments, or other understandings for the future issuance of any such shares.

12. Reliance Upon Officers, Directors and Key Personnel. The Company is wholly dependent, at present, upon the personal efforts and abilities of its officers, directors and key personnel. The Company is especially dependent on the services of Taly Keren and Dr. Michael Scheglov, the

=============================

Company's president and vice president, respectively. The loss of the services provided by either person could have a material adverse effect on the operations of the Company. In addition, the officers, directors and key personnel of the Company will devote only part of their time to the Company's business, until such time the Company is funded with an additional funding of $500,000 or greater.

 PART II

ITEM 7

FINANCIAL STATEMENTS.

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing below.

Page 1 of Financial Statements

 ROLLTECH, INC.

(A development stage enterprise)

Financial Statements

(Expressed in U.S. Dollars)

December 31, 2000

Index

Report of Independent Accountants

Balance Sheet

Statement of Stockholders' Equity

Statement of Operations

Statement of Cash Flows

Notes of Financial Statements

 Page 2 of Financial Statement

(LETTER HEAD OF MOORE STEPHENS ELLIS FOSTER LTD.)

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada V6J 1G1

Telephone: (604) 734-1112 Facsimile: (604) 714-5916

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

ROLLTECH, INC.

(A development stage enterprise)

We have audited the balance sheet of Rolltech, Inc. ("the Company") (a development stage enterprise) as at December 31, 2000 and the related statements of stockholders' equity, operations and cash flows for the period from January 25, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and cash flows for the period from January 25, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the financial statements, the continued operations of the Company as a going concern is dependent on its ability to search for a suitable business to merge with or acquire. The Company has incurred a loss from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada /S/ MOORE STEPHENS ELLIS FOSTER LTD."

March 2, 2001 Chartered Accountants

=============================

page 3 of Financial Statements

ROLLTECH, INC.
(A development stage enterprise)

Balance Sheet
December 31, 2000
(Expressed in U.S. Dollars)

ASSETS

Current
Cash and cash equivalents	$
Prepaid expenses and deposits		674

Total current assets		104499

Fixed assets		1,439

Total assets	$
105,938

LIABILITIES

Current
Accounts payable and accrued liabilities		$8,488
Due to related parties		21,214

Total current liabilities		29,702

Commitments (Note 4)

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
5,527,500 common shares		5,528

Additional paid-in capital		126,940

Deficit accumulated during the development stage		(56,232)

Total stockholders' equity		76,236

Total liabilities and stockholders' equity		$105,938

The accompanying notes are an integral part of these financial statements.

=============================

Page 4 of Financial Statements ROLLTECH, INC.

(A development stage enterprise)

Shareholders' Equity

(Expressed in U.S. Dollars)

December 31, 2000

					Deficit
				Compre	accumu lated	Total
			Additional	hensive	during the	Stock-
	Common		paid-in	income	develop mental	holders'
	Shares	Amount	capital	(loss)	stage	equity

Shares issued for cash
on February 3, 2000	4,000,000	$	$	-----	-----	$

Shares issued for cash on
July 21, 2000, net of shares
issuance cost of $36,500	1,527,500	1,528	114,722	-----	-----	116,250

Imputed interest on loan and
due to related parties	-----	-----	1,218	-----	-----	1,218

Comprehensive income
- net (loss) for the period	-----	-----	-----		$-56,232	-56,232

Comprehensive income				-56,232

Balance, December 31,	5,527,500	$ 5,528

 The accompanying notes are an integral part of these financial statements.

 ________________________________

=============================

Page 5 of Financial Statements

ROLLTECH, INC.

(A development stage enterprise)

Statement of Operations

(Expressed in U.S. Dollars)

December 31, 2000

Expenses
Depreciation	$160
Interest (imputed) - related parties	1,218
Management compensation - related parties	20,000
Office and miscellaneous	4,372
Professional fees	13,923
Rent	2,555
Transfer and filing	2,010
Travel	14,704

$(58,942)

Other income
Interest income	$2,710

Net (loss) for the period	$(56,232)

(Loss) per share
Basic and diluted	$0.01

Weighted average number of
common shares outstanding
Basic and diluted	4627222

 The accompanying notes are an integral part of these financial statements.

 ________________________________

=============================

Page 6 of Financial Statements

ROLLTECH, INC.

(A development stage enterprise)

Statement of Cash Flows

(Expressed in U.S. Dollars)

December 31, 2000

Cash flows from (used in) operating activities
Net (loss) for the period	$(56,232)
Adjustment to reconcile net loss to net cash
used in operating activities:
- depreciation	$160
- interest (imputed) - related parties	1,218
Changes in assets and liabilities:
- prepaid expenses and deposits	(674)
- accounts payable and accrued liabilities	8,488

$(47,040)

Cash flows from financing activities
Shares issued for cash, net of issuance costs	$131,250
Advances from related parties	21,214
Loan from a related party	30,000
Repayment of loan from a related party	(30,000)

$152,464

Cash flows used in investing activities
Purchase of fixed assets	$(1,599)

Increase in cash and cash equivalents,
being cash and cash equivalents, end of period	$103,825

 The accompanying notes are an integral part of these financial statements.

 ______________________________

=============================

 Page 7 of Financial Statements

ROLLTECH, INC.

(A development stage enterprise)

Notes to Fiancial Statements

(Expressed in U.S. Dollars)

December 31, 2000

Incorporation and Continuance of Operations

The Company was incorporated on January 25, 2000 under the laws of the State of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. The Company is in the business of innovative internet marketing of new high technology manufacturing products and new manufacturing solution. Since inception, the Company's effort has been in the development of a business-to-business manufacturing technology interactive website and acquisition of marketing licences of high technology manufacturing products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Companies", the Company is deemed to be in the Development Stage.

These financial statements have been prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire licences of high technology manufacturing products and market the licensed products on its business-to-business website on internet to generate revenues. The Company's management plans on raising more funds in the equity market and, in the longer term, deriving cash from revenue from the sale of its licensed products. The ability of the Company to continue as a going concern is dependent on funds raised in the equity market, competitions in the industry, and, ultimately, upon achieving profitable operations of its internet marketing business. These financial statements do not include any adjustments that might result from this uncertainty.

7. Significant Accounting Policies

(a) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

=============================

 (b) Cash Equivalents

Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at December 31, 2000, cash and cash equivalents consist of cash only.

Page 8 of Financial Statements

ROLLTECH, INC.

(A development stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

December 31, 2000

2. Significant Accounting Policies (continued)

 ( c) Fixed Assets

Fixed assets are amortized on the declining-balance basis at the following annual rate:

Office equipment 20%

(d) Advertising Expenses

The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended December 31, 2000. (e) Foreign Currency Transactions

The Company maintains its accounting records in its functional currencies (i.e., U.S. Dollars). Foreign currency transactions are translated into their functional currency in the following manner.

At the transaction date, each assets, liabilities, revenue and expense is translated into the functional currency by the use of exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. (f) Income Taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date.

=============================

 Page 9 of Financial Statements

2. Significant Accounting Policies (continued)

(g) Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No, 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

(h) Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

(i) Financial Instruments and Concentration of Risks

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial statements.

Page 10 of Financial Statements

ROLLTECH, INC.

(A development stage enterprise)

Notes to Fiancial Statements

December 31, 2000

=============================

     2. Significant Accounting Policies (continued)

(j) Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

(k) Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings per share". Diluted loss per share is equal to the basic loss per share.

(l) Impairment

Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed off. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

3. Fixed Assets.

		Accumulated	Net book
	Cost	depreciation	value

Office equipment	$ 1,599	$ 160	$1,439

 4. Commitments

The Company has entered into an operating lease agreement with a company controlled by the directors of the Company for computer equipment, with minimum lease payments as follows:

December 31, 2001 ......................$5,400

December 31, 2002 ......................$3,150

Total .............................................$8,550

=============================

 5. Related Party Transaction

(a) During the period, the Company accrued the following expenses to its directors and a company controlled by the directors of the Company:

Management compensation .....................$20,000

Office-equipment rental ........................... $ 2,250

Total.........................................................$22,250

(b) During the period, the Company borrowed $30,000 from a company controlled by the directors of the Company. This $30,000 is non-interest bearing and was repaid in July, 2000. The Company accrued imputed interest of $900 at an interest rate of 6% per annum.

(c) The Company accrued imputed interest of $318 at an interest rate of 6% per annum on the $21,214 due to related parties as at December 31, 2000.

6. Income Taxes

At December 31, 2000, the Company has an estimated net operating loss carryforward of $55,000, expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the estimated net operating loss carryforward due to certain changes in the Company's ownership.

The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

Estimated net operating loss carry forward ................... $8,000

Less: valuation allowance ............................................(8,000)

__________________________________

PART II

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Management has had no disagreements with the findings of its accountants. However, through a corporate resolution executed

=============================

by the Board on February 21, 2001, the Company's Management has decided to change accountants to a group of closer proximity to the Company. The Company appointed Moore Stephens Ellis Foster Ltd. as its independent accountant and dismissed Michael Bonner, CPA, who has provided independent audits during the offering and listing stages. On February26, 2001, the Company filed Form 8-K/Item 4 with the Commission to report the alteration.

PART III ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS; COMPLIANCE WITH

SECTION 16(A) OF THE EXCHANGE ACT.

  Directors and Officers

The names, addresses, ages, positions and annual remuneration of the present directors and officers of the Company are set forth below:

Taly Keren

Age: 54

Position: President, CEO, Director

Annual Cash Remuneration: $ 24,000 (1)

Address:

470 Eastcot Road

West Vancouver, B.C., V7S1E2

Dr. Michael Schglov

Age: 50

Position: Vice President, Secretary, Treasurer and Director

Annual Cash Remuneration:$ 24,000 (1)

Address:

16125 Junita-Woodinville Way,

NE #2512

Bothell, WA 98011

Michael Shifrin

Age: 54

Position: Director

Annual Cash Remuneration: $ 0

Address:

4 Salka Court

Edison, NJ 08817

=============================

Todd McMurray

Age: 39

Position: Director

Annual Cash Remuneration: $ 0

Address:

1803-1133 Beach Avenue

Vancouver, BC, V6Z1V1

Grigoriy M. Goldenshteyn

Age: 43

Position: Independent Director

Annual Cash Remuneration: $ 0

Address:

709 - 143 Avenue NE #G-27

Bellevue, WA 98007

Dr. Alexander I. Karapetian

Age: 50

Position: Independent Director

Annual Cash Remuneration: $ 0

Address:

102-30 66th Road, #1j

Forest Hills, NY 11375

(1) Upon the completion of the initial public offering, Mr. Taly Keren and Dr. Michael Scheglov each commenced to receive $1000 per month ($12,000 per year). However, the $1000 in restricted shares of the Company to be issued at $.10 (ten cents) per share was postponed by a corporate resolution until the shares of the Company are traded. All officers and directors will be reimbursed for all reasonable expenses they may incur in conducting the Company's business operations.

Background of Officers and Directors

All of the officers and directors of the Company have started and operated their own businesses, or been involved in the start-up and operation of new businesses. Mr. Keren brings more than 20 years of international management, investment and marketing experience. He was instrumental in the founding of several public companies. His business experience also includes the management positions he held in several private and public companies. Dr. Scheglov has successfully combined his marketing, professional and business expertise in the establishment and ongoing management of an immediate care medical facility. In addition, he also founded a chain of dental clinics in Washington State, which was sold in 1985. Mr. Shifrin has more than thirty years of experience in many facets of manufacturing and facility maintenance. Mr. Shifrin has a degree in Machine Technology from the Trade Technical College in Russia and completed the three-year course in HVAC at TCI in New York. Mr. McMurray is a Business Development consultant with 14 years experience including over 10 years experience working with public companies in senior management capacities.

Taly Keren. Taly Keren presently serves as the President of Rolltech. Mr. Keren brings more than 20 years of international management, investment, sales and marketing experience. His management experience includes positions in private and public companies. He currently serves as a Director/President of Venroth Corporation, a private company primarily focused on the acquisition of information technology companies. From 1996 to 1998, he served as President and Director of

=============================

Odessa Petroleum Corporation, an international oil exploration company. Since 1988 to the present, Mr. Keren manages his personal investment portfolio which includes investments in startups as well as established companies. In 1978, he founded Anchor Security Systems Ltd., which he successfully managed for10 years then sold his interests in 1988 for approximately $800,000. As founder and President of Anchor, Mr. Keren personally looked after the marketing and sales of the Company's security products. From 1986 to 1991, Mr. Keren held board positions with Vikon International Inc. and Ossa Resources Ltd. In 1972, Mr. Keren graduated with Honors from Kherson Marine Business College, Kherson, Ukraine. In 1976, he graduated from Niagara College in St. Catherine, Ontario, Canada. While in college, Mr. Keren studied economics, transportation, marketing, management, industrial safety, commercial routes of the world, navigation and international commerce.

Dr. Michael A. Scheglov, DMD. Dr. Michael A. Scheglov, DMD. has over 20 years experience in business management, operations and marketing. From 1986 to the present, Dr. Scheglov was the Founder, President and CEO of Mountlake Medical Immediate Care Clinics in Washington State, he successfully combined his marketing, professional and business interests in the establishment of a medical facility with 12 Doctors and Medical Professionals. From 1996 to 1998, Dr. Scheglov has served as director of the Odessa Petroleum Corporation. In 1981, Dr. Scheglov founded DentaShield®, which grew to include three dental care facilities in Washington and Oregon states, of which his interests were sold to Safeguard in 1985 for about $250,000. As a seasoned investor and a prudent businessman, Dr. Scheglov brings a critical eye for details, innovations and a commitment to quality. In 1972, Mr. Scheglov graduated from the Moscow Medical-Dental School with a Medical Doctor Degree as well as a Doctor of Dental Surgery. In 1975, he received a PhD from the School of Medicine, Moscow, Russia. In 1979, he graduated from the University of Washington, School of Dentistry as a Doctor of Dental Surgery and a Doctor of Medical Dentistry.

Michael Shifrin. Mr. Michael Shifrin is appointed by Terlaz, the Licensor for the Cobra (TM) Solid Lubricant, as its representative on the Rolltech Board. As stipulated in the License Agreement executed with Terlaz USA, Inc., Terlaz has the right to appoint a director to the Board of the Company. Mr. Shifrin is currently the General Manager, Manufacturing Division at Terlaz USA Inc. He has been working on the Cobra Solid Lubricant technology since its inception in July of 1998. Mr. Shifrin was instrumental in the initial set up of the manufacturing facility including equipment purchase, factory layout, utility requirements, OSHA and EPA compliance, purchase of raw materials, and hiring and training of shop workers. From 1978 to 1998, Mr. Shifrin was the Senior Operating Engineer at the World Trade Center in New York, the largest commercial complex in the world. Mr. Shifrin is EPA Certified for HVAC. In 1970, Mr. Shifrin graduated with a degree in Machine Technology from the Trade Technical College in Russia. In 1982, he completed the three-year course in HVAC at TCI in New York.

Todd McMurray. Mr. McMurray is a Business Development/Investor Relations consultant with fourteen years experience, including over ten years working with public companies in a senior management capacity. Presently, Mr. McMurray works as a Director/consultant to Venroth Corporation, a private company primarily focused on the acquisition of information technologies. His tasks at Venroth include extensive research and analysis of the Internet business models, as well as provision of reviews and comments on potential acquisitions to the board of Venroth. Prior to Venroth, from May 1999 to August 1999, Mr. McMurray served as the Vice President of Corporate Development for Consolidated Ecoprogress Technology, Inc., a public corporation traded on the Vancouver Stock Exchange, where he was responsible for all corporate communications, including redesigning and writing of the Consolidated Ecoprogress's corporate Web site. From April 1998 to May 1999, he served as Vice President Corporate Development for Anzex Resources, Ltd., another public corporation engaged in international platinum exploration. From October 1998 to April 1998, Mr. McMurray served as Vice President of Investor Relations for Odessa Petroleum Corp, a publicly traded petroleum exploration company. From October 1996 to August 1997, he served as a Director and Vice President of IndoAsia Gold, Ltd.. In June of 1995, he co-founded Barramundi Gold, Ltd., which successfully become listed on the Alberta Stock Exchange. From 1988 to 995, he served as the Vice President Investor

=============================

Relations of Canarc Resource Corp, a Toronto Stock Exchange listed company. Mr. McMurray has extensive experience developing business strategy, which includes financing, media relations, investor and public relations. Additionally, Mr. McMurray has extensive experience in the preparation of press releases, annual reports, quarterly reports, road shows, corporate Web sites, and regulatory filings. While working with public companies, he regularly acted as a spokesperson at trade shows, conferences and company presentations.

Ilya Entin. Mr. Entin is currently not a member of the Board of Directors of the Company, but is appointed by the Board to head its Technology Advisory Board, created to developed and upgrade the B2B Web site of the Company. Mr. Entin has in excess of twenty years of experience designing software and is well versed in Internet Java programming protocols. Since 1999 to the present, Mr. Entin has worked as a Senior Software Developer for Watchmark, a Lucent Technologies Venture, in which he is responsible for the Java client - server development. From 1998 to early 1999, Mr. Entin worked as Java Software Engineer for QAD Corp, during which his responsibilities included the development of Java Web enabled Enterprise resource planning application (client server, security, cryptography, SSL, telnet, user interface and multithreading). From 1997 to 1998, he worked as Senior Internet Developer for Excell Data Corp, during which he worked on JDBC and SQL, fast imaging, user interface, multithreading, Intranet development, and ASP development. From 1996 to 1997, he worked as Senior Software Engineer for Nifco Synergy, Ltd., where he worked on Java Internet programming, Client (windows) and server (Unix), cryptography, client-server, RMI, fast imaging, networking, user interface, C++ andVC ++ MFC programming, MFC extension DLLs, and various graphics user interface.

Along with over twenty years of software design experience, Mr. Entin holds a Ph.D. degree in Physics and Mathematics as well as a M.Sc. (Honors) in Metal Physics from the Kurchatov Institute of Atomic Energy. In 1987, he graduated with a Doctorate degree in Sciences, Physics and Mathematics from the Institute of Solid State Physics, Academy of Sciences, Russia. In 1974, he received his PhD in Physics and Mathematics from the Kurchatov Institute of Atomic Energy, Moscow. In 1970, he received his Master of Science degree with honors in Metal Physics from Kurchatov Institute of Atomic Energy.

Independent Directors

In compliance with the requirements of the Securities Administrator of Washington State, related to NASAA Statement of Policy Regarding Loans and Other Material Affiliated Transactions, the Company has appointed two independent directors with good credentials to its Board of Directors.

Grigoriy M. Goldenshteyn. Mr. Goldenshteyn assumed the position of Independent Director of the Company on April 17, 2000. Mr. Goldenshteyn is a professional architectural and structural engineer with twenty years of experience in structural and architectural drafting and design of industrial, residential, and commercial facilities. From 1996 to the present, Mr. Goldenshteyn held the position of Designer and CAD Operator at Lee Architectural Group, Inc., in which he participates in the preparation of the designs and drawings for public facilities, as well as commercial and residential projects. From 1994 to 1996, Mr. Goldenshteyn was employed by International Housing, a division of Habitech, Ltd.), as the CAD Operator, with the responsibilities of preparing structural, architectural and modulation drawings for various commercial and residential projects in South East Asia. From 1982 to 1992, prior to his immigration to the United States, Mr. Goldenshteyn was a design engineer for a government consulting firm, during which he designed steel, wood and concrete structures. He supervised and coordinated the constructions of industrial and residential building projects at the State Construction Company in Kolomiya, Ukraine, from 1979 to 1982. Mr. Goldenshteyn received an Engineering Drafting and Design Certification from Lake Washington

=============================

Technical College in Kirkland, Washington, which he attended from 1993 to 1994. In 1979, he received a Civil and Industrial Building Design Diploma from Rovno State University in Rovno, Ukaine, which he attended from 1974 to 1979.

Dr. Alexander I. Karapetian. Dr. Karapetian joined the Board of Director on April 17, 2000 as an Independent Director. Dr. Karapetian is an entrepreneur with medical and dental professional background. From 1994 to the present, Dr. Karapetian is the president and founder of the Garden of Health Medical-Dental Clinics, a chain of dental clinics, located in New York and Connecticut, of which he was responsible for the organization and the development of the business since inception, as well as the management of ten dentists and seventeen dental assistants along with eleven back office business administrators. From 1986 to 1994, Dr. Karapetian held the position of Director at the International Trading Company in Moscow Russia, during which he developed, coordinated and supported global industry networks of banking, trading, and consulting professionals through direct communication with international partners of the firm. He was the founder and the president of a dental clinic in Moscow, Russia, from 1983 to 1986, in which he managed twelve dentists and twenty dental assistants. From 1980 to 1983, Dr. Karapetian held the position of Chairman of the Department of Dentistry in the Clinic of National Union, a central refresher school of dentistry in Moscow, Russia, during which he managed twenty three dentists, taught molar and periodontal surgery courses, and developed new technologies in Molar Endo and Periodontal Dentistry. He received a DDS Degree from New York University in 1992 and a DDS Degree from Moscow Medical School in 1972. In addition, Dr. Karapetian has a PhD (1978) Degree and MD Degree(1974) from the Moscow Medical School in Russia.

PART III

ITEM 10.

EXECUTIVE COMPENSATION.

  At the conclusion of the Offering on July 21, 2000, starting from August, 2000, Mr. Taly Keren and Dr. Michael Scheglov, both officers and directors of the Company, have received a salary of $1000 per month in cash, along with all reasonable expenses they have incurred in conducting the Company's business operations.

On December 4, 2000, the Company executed a corporate resolution to postpone the issuance of shares and stock option related to: 1) the conversion of $1000 of the monthly salaries for Taly Keren and Dr. Michael Scheglov to restricted shares at ten cents ($.10) per share, as stipulated in the Prospectus; 2) the quarterly issuance of stock options to Taly Keren, Dr. Michael Scheglov, and Todd McMurray, as defined in the Prospectus. The issuance of related shares and stock options shall be considered thirty (30) days from the date of first trade of the shares of the Company on the OTCBB.

Based on the Prospectus of the Offering, the following remuneration will be paid as follow:

Mr. Taly Keren, as the president and CEO of the Company will manage the daily affairs of the Company. As consideration for his services, Mr. Keren will receive a salary of $2,000 per month, commencing upon the completion date of the Offering.

=============================

Mr. Keren has agreed to receive this monthly salary in the form of $1,000 in cash and $1,000 in restricted shares of the Company's Common Stock, at an issue price of $.10 (ten cents) per share, until the completion of a significant financing in the future. Mr.Keren's salary will be reviewed by the Board of Directors every twelve months and will be adjusted upward or downward depending on the performance of the Company.

Dr. Michael Scheglov, as the Vice President and Director of the Company will manage Sales and Marketing affairs of the Company. As consideration for his services, Dr. Scheglov will receive a salary of $2,000 per month, commencing upon the completion date of the Offering. Dr. Scheglov has agreed to receive the monthly salary in the form of $1,000 in cash and $1,000 in restricted shares of the Company's Common Stock, at an issue price of $.10 (ten cents) per share, until the completion of a significant financing in the future. Dr. Scheglov's salary will be reviewed by the Board of Directors every twelve months and will be adjusted upward or downward depending on the performance of the Company.

All shares to be issued in place of cash salary will be converted from cash to shares at the rate of $.10 (ten cents) per share. These shares are restricted securities which cannot be sold for 12 months from the date of issue, all pursuant to Rule 144.

All Company-related business expenditures advanced by the directors will be fully reimbursed. The expenditures must be submitted to the Company with proper documentation and will be fully disclosed to the directors in the form of monthly expenditure reports, which will be reviewed by the directors for approval or rejection. An ongoing company expense computer file will be created and updated for all company personnel, and will be disclosed to the directors. All traveling expenditures submitted for reimbursement must be one hundred percent related to the business of the Company. The usage of personal car for the Company's business will be compensated at the rate of fifteen cents (15 cents) per mile.

Stock Options.

In accordance with NASAA Statement of Policy Regarding Options and Warrants, adopted by the Washington State Securities Division pursuant to WAC 460-16A-205(1)(h)), the Company will issue at an exercise price of no less than 85% of the fair market value of the Issuer's underlying shares of common stock on the date of grant. Furthermore, with respect to Section VII of the NASAA policy, adopted by the Washington State Securities Division, the Company discloses to potential investors that presently it has no outstanding options and/or warrants issued to anyone or entity.

From the completion of the Offering, the Company intends to issue stock options to its officers and directors with the following protocol:

1. Frequency

Stock options will be granted to the directors of the Company on the first date of each quarter.

2. Exercise Price of Options

The exercise price of the options granted to each director at the end of each quarter shall be determined by an average of the highest bid price and the lowest bid price from the beginning of the quarter to the end of the quarter (quarterly option exercise price = highest quarterly bid price + lowest quarterly bid price, divided by 2), assuming there are bid prices, of which there can be no assurance. If there are no bids, there will be no options granted.

=============================

3. Expiration Date of Options

All options issued to the directors shall expire twelve (12) months from the date of issuance.

4. Number of Stock Options

Taly Keren - options for 10,000 shares per quarter

Michael Scheglov - options for 10,000 shares per quarter

Todd McMurray - options for 5000 shares in total

No stock option has been issued since the completion of the Offering.

The issuance of shares under these option plans could have a depressive effect on the market price, if any.

Employment Agreements

None of the Company's directors or officers have employment agreements or contracts with the Company. Other than information already disclosed , the Company presently has no pension, stock option, annuity, bonus, insurance, profit-sharing or other similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

The Company intends to enter into Employment, Confidentiality and Non-Competition contracts with key personnel upon completion of the Offering.

PART III

ITEM 10

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT.

 The following table sets forth, as of December 31, 2000, the total number of shares owned beneficially by each of the Company's directors and officers, individually and as a group, and the present owners of 5% or more of the Company's Common Stock.

The shareholders listed below have direct ownership of the shares and possess sole voting and dispositive power with respect to the Shares.

Taly Keren

2,000,000 Common Shares (Restricted)

purchase price of $.00125

=============================

150,000 Common Shares (offering shares, requiring further disclosure prior to sale due to control person status)

purchase price of $ .10

38.90% of Issued and Outstanding Shares (5,527,500 total as of December 31, 2000)

Dr. Michael Scheglov

2,000,000 Common Shares (Restricted)

purchase price of $.00125

150,000 Common Shares (offering shares, requiring further disclosure prior to sale due to control person status)

purchase price of $ .10

38.90% of Issued and Outstanding Shares (5,527,500 total shares as of December 31, 2000)

Grigoriy M. Goldenshteyn (and immediate family members)

12,000 Common Shares (offering shares, requiring further disclosure prior to sale due to control person status)

purchase price of $ .10

0.2% of Issued and Outstanding Shares (5,527,500 total shares as of December 31, 2000)

____________

All Officers, Directors, Founders and Control Persons, as a Group

4,000,000 Common Shares (Restricted)

purchase price of $.00125

300,000 Common Shares (offering shares, requiring further disclosure prior to sale)

purchase price of $ .10

77.99 % of Issued and Outstanding Shares (5,527,500 total shares as of December 31, 2000)

Future Sales of Restricted Shares by Present Shareholders.

The aggregate of 4,000,000 shares of Common Stock originally issued to the founding shareholders are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act ("Rule 144"). Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Sales of restricted shares by "affiliates" are also subject to volume restrictions and certain other restrictions pertaining to the manner of sale, all pursuant to Rule 144.

The 4,000,000 shares of Common Stock presently outstanding were issued to Taly Keren and Dr. Michael Scheglov on February 3, 2000. In compliance with Washington State securities code WAC 460-16A-205(1)(p), the shareholders

=============================

of the 4,000,000 restricted shares have signed lock-in agreements for 3,823,529 restricted shares, which disallows the sale of the related securities for a period of two years and permits the sale of 2.5% of the related shares per quarter, expiring four years from the date of the agreement. The possible sale of these restricted shares under Rule 144, may, in the future, have a depressive effect on the price of the Company's Common Stock in the over-the-counter market, assuming there is such a market, of which there can be no assurance. The 1,500,000 Shares offered in the initial public stock offering are not "restricted securities" under Rule 144 and can be publicly sold, without compliance with Rule 144, assuming there is a market therefore, for which there can be no assurance.

Future Sales of Offering Shares by Shareholders.

Sales of the offering shares which will be immediately resalable and sale of other shares after applicable restrictions expire could have a depressive effect on the market price, assuming one develops, of which there is no assurance. Mr. Taly Keren and Dr. Michael Scheglov, officers and directors of the Company, purchased a total of 300,000 shares from the Offering, which may be sold upon submission of disclosure of their intent to sell.

PART III

ITEM 12.

CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS

Certain Transactions Performed Prior to the Introduction of Independent Directors

On February 3, 2000, the Company issued 2,000,000 shares of its restricted Common Stock to Taly Keren, and an additional 2,000,000 restricted shares to Dr. Michael Scheglov, both officers, directors and principal shareholders of the Company, in exchange for their services already rendered to the Company and $15,000 in cash.

On February 7, 2000, the Company consummated the Marketing License Agreement with Terlaz USA, Inc. (the Licensor), for the Cobra (TM) Solid Lubricant within the licensed Territory. . Terlaz USA, Inc. and its subsidiaries are separate entities and are not affiliates of the Company.

On February 10, 2000, the Company received an interim interest-free funding from Vikra Investment, Inc., for the total amount of $30,000 to pay the immediate offering preparation expenditures, prior to the completion of the sale of the initial public stock offering, with the condition that all offering expenditures to be submitted to and disbursed from Vikra Investment, Inc. Vikra Investment, Inc., is an investment company owned by Taly Keren and Dr. Michael Scheglov, both officers and directors of the Company. To obviate any sense of conflict of interest related to this loan, the loan was issued interest-free, which obviously cannot be obtained by the Company through non-affiliated third party lender in the market, especially with regard to the lack of operation history of the Company. The stated loan was repaid upon completion of the Offering on July 21, 2000.

On January 29, 2000, the Company consummated an Offering Preparation and Coordination Agreement with GP Express, Inc., an independent entity not affiliated with the Company, to provide a complete turnkey offering preparation

 =============================

and management package for all aspects of the Offering and listings with S&P and OTCBB, including the contracting and management of presiding legal counsels, certified public auditor, escrow agent, stock transfer agent, and listing broker dealer. Thus, the "turnkey" offering preparation and management service provides all services required for the Offering and listings, obviating the need of the Company to out source on its own services required for the Offering and the listings of the Shares. The Service Agreement also provided the guaranteed delivery of all offering documents within 45 days from the consummation of the Agreement. The actual offering documents, excluding the preparation of documents specially requested by the Company, were prepared in two weeks, ready for review by the presiding offering securities counsel. Related to this transaction, the Board has resolved to issue shares based on the Agreement as follow:

1) For offering preparation and coordination services provided by GP Express, Inc., upon completion of the preparation of the Offering within 45 days from the execution of the Agreement, the Company has agreed contractually to `issue GP Express, Inc., the number of restricted shares equivalent to a half of one-percent (0.5%) of the total post offering outstanding issued shares or 27,500 restricted shares within 30 (thirty) days from the date, when the Client has engaged the services of the Stock Transfer Agent.

2). For services rendered as the resident agent of the Company in the State of Nevada, the Board of this corporation has approved the issuance of 1000 (one thousand) restricted shares to Todd McMillan on the date when the Shares of the initial public offering are first traded on the OTCBB.

On March 8, 2000, upon careful review of the offering documents prepared by GP Express, Inc., well within the 45 days guaranteed delivery period, the Company agreed to release GP Express, Inc., of any and all liabilities, associated with the content of the offering documents by signing a "Corporate Acknowledgment of Document Content Validity and Release of Liability" document, stipulating that the officers and directors of the Company have carefully reviewed and found, without reservation, the information disclosed in the offering documents to be truthful, accurate, current, complete, and without any material omission.

Further Disclosures Related to the Listed Transactions

The above listed "Certain Transactions" were incurred prior to the agreement of Mr. Goldenshteyn and Dr. Karapetian to become the Independent Directors of the Board, and thus were ratified and entered into by the Board without the involvement of any independent director. The Company believes that all listed transactions are within the accepted and customary practices of a public offering of this nature and that the terms of the transaction were as favorable, if not more favorable, to the Company as those generally available from unaffiliated third parties. Furthermore, wherever in doubt of a potential conflict of interest involving the insiders, the Company has made an effort to render the insider related transaction to the benefit of the Company. For example, the loan needed to execute the preparation and filing of the initial public offering of shares, along with the listings of the shares upon completion the Offering, was given to the Company by two insiders with an interest-free term, which obviously cannot be obtained from unaffiliated third party lending institutions. With respect to the License Agreement with Terlaz USA, Inc., the terms and conditions of the License Agreement are discussed in detail under the "Proposed Business" section in this Statement. In regard to other listed transactions, the Company has listed essential terms related to each listed transaction, in an effort to provide a summary of the terms of a transaction to potential investors, without entering into every term and condition specified in the contract of a transaction.

Disclosure of Procedure for Future Transactions

Management presently has no present or future plans to enter into competing businesses; however,

=============================

should such a conflict arise, an attempt will be made with regard to any conflict of interest between the Company and management to resolve such conflict in favor of the Company. It is the intent of the Company to enter into all future material affiliated transactions and loans on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties, especially those transactions involving insiders, officers and directors of the Company. In addition, all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the Company's independent directors who do not have an interest in the transactions and who had access, at the Company's expense, to the Company's or independent legal counsel.

Certain Transactions Performed After the Introduction of Independent Directors

Equipment Lease from Vikra Investment Corporation. On August 1, 2000, the Company entered into a lease agreement for office equipments with Vikra Investment Corporation, a company owned by the president and the vice president of the Company. The lease agreement requires the Company to pay the Lessor a monthly lease payment of $450 for 24 months, for a total sum of $10,800. The Lease agreement covers a period of two (2) years with the option to purchase at the conclusion of the lease. The lease agreement, the related corporate resolution, and the signed consent by the independent directors due to the affiliate nature of the transaction are disclosed in the Part III/Item 13 of this Statement.

Employment of AZ Design for Web site Construction and Launch. In November of 2000, the Company Rolltech signed an agreement with AZ Design to build and launch the Company's first Web site, to be completed by mid December, under the domain name of "rolltech2000.com." The Company's Web site was completed and launched on December 5, 2000.

Disclosure of Management Commitment of Business Time

The Management of the Company intends to devote time to other businesses, companies or projects. Mr. Taly Keren, the President/Director of the Company, will apply seventy-five percent (75%) of his weekly business hours to the business of the Company. Dr. Scheglov, Vice President/Secretary/Treasurer/ Director will spend seventy-five percent (75%) of his weekly business time to the operation of the Company. Mr. Shifrin, a Director will spend five percent (5%) of his weekly business hours to the tasks of the Company. Mr. McMurray, a Director will contribute five (5%) of his weekly business to the affairs of the Company.

PART III:

ITEM 13

RECENT SALES OF UNREGISTERED AND

REGISTERED SECURITIES.

The Company is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act of 1933, in order to become and to remain listed on the OTCBB. The shares in the Offering were offered pursuant to an exemption provided by Section 3(b) and/or 4(a) of the Securities Act of 1933, as amended, and/or Rule 504 of Regulation D (Section 230.504) promulgated under the Securities Act of 1933, as amended. The shares in the Offering were registered and approved for sale on June 1, 2000, under the securities laws of the State of Washington, as a qualification registration of securities (RCW 21.20.210), in compliance to the amended Section 230.504 of the laws of the U.S. Securities and Exchange Commission. The file number for its qualification registration with Washington State is Q-03854.

=============================

Effective July 21, 2000, the Company was informed by Southwest Escrow of Las Vegas, Nevada, of the completion of its initial public offering of shares (the Offering), consisting of a total of 1,500,000 shares of Common Stock, par value $.001, pursuant to the Prospectus of the Offering, at a price of $.10 (ten cents) per share. No fractional share was allowed to be purchased.

Upon completion of the Offering and release of escrow, the Securities Division of Washington was notified in writing of the completion of the Offering and the release of the escrow. Upon receipt of the notification of completion, the Securities Division of Washington requested a copy of the shareholder list pursuant to the proceed impound agreement signed with the Division, which was promptly forwarded by fax to the Division directly by the Escrow Agent.

Prior to the Offering, the Company sold 4,000,000 unregistered restricted shares to Mr. Taly Keren and Dr. Michael Scheglov, the founders and control persons of the Company.

PART III:

ITEM 14

DESCRIPTION OF SECURITIES.

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common Stock, par value $.001 per share. The holders of Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or applicable rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote. All shares of Common Stock now outstanding are fully paid for and non-assessable and all Shares of Common Stock sold in the Offering are fully paid for and non-assessable.

The Board of Directors is authorized to issue additional Common Stock within the limits authorized by the Company's Articles of Incorporation and Bylaws.

The foregoing description concerning the Common Stock of the Company does not purport to be complete. Reference is made to the Company's Articles of Incorporation, By-Laws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of shareholders. The Articles of Incorporation and the By-laws of the Company was filed previously on October 4, 2000, as an exhibit to the Form 10SB.

Description of Shares Issued, Outstanding, or Pledged

Restricted Shares. Upon incorporation (January 25, 2000), on February 3, 2000, through an executed related corporate resolution, the Company initially issued 4,000,000 (4 million) restricted shares to Taly Keren and Dr. Michael Scheglov, the founders and officers of the Company, for unpaid tasks already performed and to be performed during the stock offering on behalf of the Company and in lieu of cash payment of $15,000 or 10% of the total proceeds of the initial public offering as required by the security

=============================

laws of Washington State pursuant to RCW 21.20.210. In compliance with Washington State securities code WAC 460-16A-205(1)(p), the shareholders of the 4,000,000 restricted shares have signed lock-in agreements for 3,823,529 restricted shares, which disallows the sale of the related securities for a period of two years and permits the sale of 2.5% of the related shares per quarter, expiring four years from the date of the agreement. The possible sale of these restricted shares under Rule 144, may, in the future, have a depressive effect on the price of the Company's Common Stock in the over-the-counter market, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for one year who are not "affiliates" of the Company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any limitations on the number of shares sold.

Offering Shares. On July 21, 2000, through the release of impounded offering proceeds, the Company completed its initial public offering of shares (the Offering), in which the Company issued and sold a total of 1,500,000 shares of Common Stock, par value $.001, pursuant to the Offering Prospectus, at a price of $.10 (ten cents) per share.

Pledged Issuance of Shares. The Company has pledged, by instrument of legal contract (see Item 7, "Certain Relationships and Certain Transactions") and by the declaration in the Offering Prospectus as remunerations to officers and directors of the Company, which may be summarized as follow:

1) For offering preparation and coordination services provided by GP Express, Inc., the Company agreed contractually to issue GP Express, Inc., the number of restricted shares equivalent to a half of one-percent (0.5%) of the total post offering outstanding issued shares or 27,500 restricted shares, which was issued in July of 2000;

2). For services rendered as the resident agent of the Company in the State of Nevada, the Board of this corporation has approved the issuance of 1000 (one thousand) restricted shares to Todd McMillan on the date when the Shares of the Offering are first traded on the OTCBB. These shares have yet to be issued;

3). Mr. Taly Keren, as the president and CEO of the Company will manage the daily affairs of the Company. As consideration for his services, Mr. Keren will receive a salary of $2,000 per month, commencing upon the completion date of the Offering. Mr. Keren has agreed to receive this monthly salary in the form of $1,000 in cash and $1,000 in restricted shares of the Company's Common Stock, at an issue price of $.10 (ten cents) per share, until the completion of a significant financing in the future. Mr.Keren's salary will be reviewed by the Board of Directors every twelve months and will be adjusted upward or downward depending on the performance of the Company.

4). Dr. Michael Scheglov, as the Vice President and Director of the Company will manage Sales and Marketing affairs of the Company. As consideration for his services, Dr. Scheglov will receive a salary of $2,000 per month, commencing upon the completion date of the initial public offering. Dr. Scheglov has agreed to receive the monthly salary in the form of $1,000 in cash and $1,000 in restricted shares of the Company's Common Stock, at an issue price of $.10 (ten cents) per share, until the completion of a significant financing in the future. Dr. Scheglov's salary will be reviewed by the Board of Directors every twelve months and will be adjusted upward or downward depending on the performance of the Company.

Sales of the offering shares, sold in the initial public stock offering, which will be immediately resalable, and sale of other shares after applicable restrictions expire could have a depressive effect on the market price, assuming one develops, of which there is no assurance.

=============================

  Non-Cumulative Voting

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors. After the Offering was completed, the present shareholders own 72.7% of the outstanding shares.

Issuance of Preferred Shares

In compliance to the NASAA Statement of Policy Regarding Preferred Stock, the Company will not offer preferred stock to insiders and promoters of the Company except on the same terms as it is offered to all other existing shareholders or to new shareholders, unless the issuance of preferred stock is approved by a majority of the Issuer's Independent Directors who do not have an interest in the transactions and who have access, at the issuer's expense, to issuer's or independent legal counsel.

PART III:

ITEM 15

EXHIBITS AND REPORTS ON FORM 8-K.

  ITEMS INCORPORATED BY REFERENCE

1. Reports on 8-K/Item 4, dated February26, 2001, to report change in accountants, as incorporated by reference in PartII/Item 8 of this report;

2. December 31, 2000, Fiscal Year Financial Audit, as incorporated by reference in PartII/Item 7 of this report.

EXHIBITS

Exhibit 1 10.1 Office Equipment Lease Agreement with Vikra Investment Corporation;

=============================

_________________________________________

SIGNATURES

Pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, the Registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

Rolltech, Inc.

By: /S/ Michael Scheglov

Dr. Michael Scheglov, Vice President, Rolltech, Inc.

  ______________________________________