Form 10QSB
period 2001-03-31
ROLLTECH INC
filed 2001-05-15
CIK 1111118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001 .

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the transition period from _________ to _____________

Commission File Number: 0-31683

ROLLTECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada 98-0230423

(State of organization) (I.R.S. Employer Identification No.)

938 Howe Street, Suite 811, Vancouver, B.C. V6Z1N9 .

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

=======================

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 31, 2000, the Registrant has 5,527,500 shares issued and outstanding, of which 4,027,500 are held as restricted common shares and 1,500,000 are free trading common shares. Of the 4,027,500 restricted shares, 4,000,000 are held as affiliate shares and 27,500 are held as non-affiliate shares. The par value of the shares is $.001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-QSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

A description of "Documents Incorporated by Reference" is contained in Part II, Item 8 of this Statement.

Transitional Small Business Disclosure Format (Check one): Yes [X ] No [ ]

CONTENT

PART I FINANCIAL INFORMATION

Item 1. Quarterly Financial Statement

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations.

Financial Condition, Liquidity and Capital Resources

PART II OTHER INFORMATION

Item 3. Legal Proceedings.

Item 4. Changes in Securities.

Item 5. Defaults Upon Senior Securities

Item 6. Submission of Matters to a Vote of Security Holders.

Item 7. Other Information.

Item 8. Exhibits and Reports on Form 8-K.

SIGNATURES

__________________________

=======================

PART I:

ITEM 1.

QUARTERLY FINANCIAL STATEMENT

The following unaudited Financial Statements of the Company, required to be filed with this Quarterly Statement, were reviewed by Moore Stephens Ellis Foster, Ltd., of Vancouver, B.C. In the opinion of the Management of the Company, the Financial Statements and the accompanying notes fairly represent the financial condition of the Company for the reporting quarter.

page 1 of financial statement

ROLLTECH, INC.

(A development stage enterprise)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2001

(Unaudited)

Index

Report of Independent Accountants

Balance Sheets

Statement of Stockholders' Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

page 2 of financial statement

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

ROLLTECH, INC.

(A development stage enterprise)

=======================

We have reviewed the accompanying balance sheets of Rolltech, Inc. ("the Company") as of March 31, 2001 and December 31, 2000 and the related statements of stockholders' equity, operations and cash flows for the cumulative period from January 25, 2000 (inception) to March 25, 2001, the three-month period ended March 31, 2001 and the period from January 25, 2000 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles in the United States.

Vancouver, Canada

April 20, 2001

"MOORE STEPHENS ELLIS FOSTER LTD."

Chartered Accountants

page 3 of financial statement

ROLLTECH, INC.(A development stage enterprise)

Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars)
	March 31, 2001	December 31, 2000
ASSETS
Current Cash and cash equivalents Prepaid expenses and deposits	$65,079 3,311	$103,825 674
Total current assets	68,390	104,499
Fixed assets	1,723	1,439
Total assets	70,113	105,938
LIABILITIES
Current Accounts payable and accrued liabilities Due to related parties	3,100 5,135	8,488 21,214
Total current liabilities	8,235	29,702
Commitments (Note 4)
STOCKHOLDERS' EQUITY
Share capital Authorized: 75,000,000 common shares a par value of $0.001 per share Issued and outstanding: 5,527,500 common shares	5,528	5,528
Additional paid-in capital	141,235	126,940
Deficit accumulated during the development stage	(84,885)	(56,232)
Total stockholders' equity	61,878	76,236
Total liabilities and stockholders' equity	70,113	105,938

The accompanying notes are an integral part of these financial statements.

Page 4 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Statements of Stockholders' Equity

(Unaudited)

(Expressed in U.S. Dollars)
	Common Shares	Stock Amount	Additional paid-in capital	Compre- hensive income (loss)	Deficit accumulated during development stage	Total Stock- holders' equity
Shares issued for cash on February 3, 2000	4,000,000	$4,000	$11,000	-	-	$15,000
Shares issued for cash on July 21, 2000, net of share issuance cost of $36,500	1,527,500	1,528	114,722	-	-	116,250
Imputed interest on loan and amount due to related parties	-	-	1,218	-	-	1,218
Comprehensive income (loss) -net (loss) for the period	-	-	-	(56,232)	(56,232)	(56,232)
Comprehensive income (loss)	-	-	-	(56,232)
Balance, December 31, 2000	5,527,500	5,528	126,940		(56,232)	76,236
Imputed interest on amount due management fees	-	-	295	-	-	295
Shares allotted in settlement of management fees	-	-	14,000			14,000
Comprehensive income (loss) -net (loss) for the period	-	-	-	(28,653)	(28,653)	(28,653)
Comprehensive income (loss)				(84,885)
Balance, March31, 2000	5,527,500	5,528	141,235		(84,885)	(61,878)

The accompanying notes are an integral part of these financial statements.

=======================

Page 5 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Statements of Opeations

(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative from January 25, 2000 (inception) to March 31, 2001	Three Months Ended March 31, 2001	January 25, 2000 (inception) to March 31, 2000
Expenses Depreciation	$ 246	$ 86	$ -
Interest (imputed)-related parties	1,513	295	245
Management compensation -related parties	32,000	12,000	-
Office and miscellaneous	7,815	3,443	143
Professional fees	18,208	4,285	800
Rent	4,904	2,349	-
Transfer, filing and listing	6,530	4,520	-
Travel and promotion	17,234	2,530	-
	(88,450)	(29,508)	(1,188)
Other Income Interest income	3,565	855	-
Net (loss) for the period	(84,885)	(28,653)	(1,188)
(Loss) per share Basic and diluted		(0.01)	-
Weighted average number of common shares outstanding Basic and diluted		5,527,500	2,533,333

=======================

The accompanying notes are an integral part of these financial statements.

Page 6 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Statements of Opeations

(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative from January 25, 2000 (inception) to March 31, 2001	Three Months Ended March 31, 2001	January 25, 2000 (inception) to March 31, 2000
Cash flows from (used in) operating activities Net (loss) for the period	$ (84,885)	$ (28,653)	$ (1,188)
Adjustment to reconcile net loss to net cash used in operating activities
-depreciation	246	86	-
-interest (imputed) - related parties	1,513	295	245
-foreign exchange loss	2,438	2,438	-
-shares allotted in settlement of management fees	14,000	14,000	-
Changes in assets and liabilities: -prepaid expenses and deposits	(3,311)	(2,637)	-
-accounts payable and accrued liabilities	3,100	(5,388)	-
	(66,899)	(19,859)	(943)
Cash flows from (used in) financing activities
Shares issued for cash, net of issuance costs	131,250	-	5,000
increase in deferred costs	-	-	(32,000)
Advances from related parties	5,135	(16,079)	-
Loan from a related party	30,000	-	30,000
Repayment of loan from a related party	(30,000)	-	-
	136,385	(16,079)	3,000
Cash flows used in investing activities Purchase of fixed assets	(1,969)	(370)	-
Foreign exchange loss on cash held in foreign currency	(2,438)	(2,438)
Increase (decrease) in cash and cash equivalents	65,079	(38,746)	2,057
Cash and cash equivalents, beginning of period	-	103,825	-
Cash and cash equivalents, end of period	65,079	65,079	2,057

====================

The accompanying notes are an integral part of these financial statements.

Page 7 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

1. Incorporation and Continuance of Operations

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

=======================

concern is dependent on funds raised in the equity market, competitions in the industry, and, ultimately, upon achieving profitable operations of its internet marketing business. These financial statements do not include any adjustments that might result from this uncertainty.

2. Significant Accounting Policies

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

(b) Cash Equivalents

Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at March 31, 2001, cash and cash equivalents consist of cash only.

Page 8 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (continued)

(c) Fixed Assets

Fixed assets are amortized on the declining-balance basis at the following annual rate:

Computer equipment ..............30%

Office equipment.....................20%

(d) Advertising Expenses

The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended March 31, 2001.

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

Page 9 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (continued)

(g) Accounting for Derivative Instruments and Hedging Activities The Company has adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

(i) Financial Instruments and Concentration of Risks

=======================

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and cash equivalents and accounts payable and accrued liabilities and amount due to related parties approximates their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial statements.

Page 10 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

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

=======================

3. Fixed Assets

		March 31, 2000
	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 370	$ 14	$ 366
Office equipment	1,599	232	1,367
	1,969	246	1,723
		December 31, 2000
	Cost	Accumulated depreciation	Net book value
Office equipment	$ 1,599	$ 160	$ 1,439

Page 11 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

4. Commitments

(a) The Company has entered into an operating lease agreement with a company controlled by the directors of the Company for computer equipment, with minimum lease payments as follows:

2001	$ 4,050
2002	3,150
Total	7,200

(b) The Company has entered into an office lease contract with minimum lease payments as follows:

=======================

2001	$ 8,248
2002	10,997
2003	2,749
Total	21,994

5. Related Party Transaction

(a) During the three-month period ended March 31, 2001, the Company accrued the following expenses to its directors and a company controlled by the directors of the Company:
Management compensation	$ 12,000
Office-equipment rental	1,350
$ 13,350

(b) During the three-month period ended March 31, 2001, the Company accrued imputed interest of $295 at an interest rate of 10% per annum on the amount due to related parties.

(c) In the fiscal year ended December 31, 2000, the Company borrowed $30,000 from a company controlled by the directors of the Company. This $30,000 is non-interest bearing and was repaid in July, 2000. The Company accrued imputed interest of $900 at an interest rate of 6% per annum.

Page 12 of Financial Statement

ROLLTECH, INC.(A development stage enterprise)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

6. Income Taxes

At December 31, 2000, the Company has an estimated net operating loss carryforward of $55,000, expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the estimated net operating loss carryforward due to certain changes in the Company's ownership. The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

=======================

Estimated net operating loss carryforward	$ 8,000
Less: valuation allowance	(8,000)
$ -

7. Subsequent Events

Subsequent to the period ended March 31, 2001, the following shares were issued:

(a) 140,000 common shares, at US$0.10 each, previously allotted to directors of the Company in settlement of management fees owed.

(b) 1,000 common shares, at US$0.10 each, in settlement of service fee owed.

PART I:

ITEM 2.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1. Discussion and Analysis of Results of Financial Condition.

1.1 Results of Operation for Period Ending December 31, 2000.

Revenue for the current reporting quarter ending March 31, 2001, was $0.00. The Company received an interest income of $855 during the reporting quarter. For the reporting period, the Company had a net operating loss of $(28,653) and incurred General and Administrative Expenses of $(29,508), of which $12,000 was for Management Compensation.

1.2 Liquidity

From inception of the Company in January of 2000 to the period ending March 31, 2001, the Company had total operating expenses of $(84,885), while receiving $0.00 in revenue. The deficit accumulated during developmental stage was $(84,885), compared to $(56,232) reported in the previous quarter The weighted loss per share was $(.01).

At the end of the reporting quarter, the Company had total current cash asset of $65,079, compared to $103,825 reported in the previous quarter, and a total current asset of $70,113, against total current liabilities of $8,235, compared to total asset of $105,938 and total current liabilities of $29,702 reported

=======================

in the previous quarter. For the period, the increase (decrease) in cash and cash equivalent was $(38,746).

For the reporting period, the Company received $0.00 from the sale of its shares. From inception to the reporting period, the Company received $15,000 from the sale of 4 million shares in restricted securities to its founders and the gross proceeds of $150,000 and net proceeds of approximately $120,000 from the sale of 1.5 million shares in the initial public offering of shares (the Offering).

1.3 No revenue from continued operation for quarter ended March 31, 2001. The Company launched its Rolltech2000.com Web site in December of 2000. However, during the reporting quarter, no revenue was derived from the sale of the Licensed Product from the Web site or from the sale of the exclusive licensed territories. Furthermore, the Company was not successful in its effort to consummate a sublicense agreement with Protecsa of the Republic of Panama, a party interested in the Cobra (tm) Solid Lubricant, as reported in the 10KSB for period ending December 31, 2000.

1.4 Lower Cash and Cash Equivalent Asset. At the end of the reporting quarter, the Company had total current cash asset of $65,079. To preserve cash for continued operation, the Management is currently reviewing the overall expenditures of the Company to curtail some expenditures, until additional funding is available, of which there is no assurance.

1.5 Share Trading Activities on the OTCBB. The Company was approved for OTCBB listing on January 12, 2001, with the trading symbol of "RLTE." The average share price and the trade volume for the reporting may be summarized as follow:

1.51 Average Price.

Last trade: $0.51

range: $0.25 to $1.00

1.52 Monthly Volume.

January: 1,000 shares traded

February: 3,100

March: 2,600

Total Q1: 6,700

1.6 Continued Poor Market Condition . As disclosed in the Prospectus of the Company's initial public offering of shares in June of 2000, it was the intent of the Company to seek additional funding via a private placement in the amount of $500,000 to $750,000, within six months from the completion of the Offering, to enhance the working capital of the Company. The poor market conditions for public funding may render the desire of the Company for additional funding to be futile during the first two quarters of 2001. The difficult access to immediate private placement funding may cause financial difficulty for the operation and execution of the Company's business plan, since the Company received only an estimated net proceed of $120,000 from its initial public offering of shares, plus an initial capitalization of

=======================

$15,000. In addition, the investor sentiment for Internet related shares has clearly turned negative since the final quarter of 2000, which has adversely affected the Company's effort to trade its shares successfully and may further aggravate the effort of the Company to seek additional capital through equity financing.

1.7 Change in Financial Auditor. On February 26, 2001, the Company filed with the SEC a Form 8-K/Item 4, to appropriately report a change in accountants, from Michael Bonner, Inc. to Moore Stephens Ellis Foster, Ltd., of Vancouver, B.C.

2. Discussion and Analysis of Results of Continued Operation.

During the quarter ending March 31, 2001, the Management of the Company has performed the following corporate and business activities:

2.1. Improvement on Web site. During January of 2001, the Company made improvement to the Rolltech2000.com Web site, at the cost of $800, which was paid to the original contractor of the Web site, AZ Design;

2.2 New Office Lease. On February 16, 2001, the Company signed an office lease contract with Grantham Adjusters, to lease an office property located at 938 Howe Street, Su. 811, Vancouver, B.C. V6Z1N9 . The corporate resolution authorizing the lease is hereunder attached as an exhibit in Part II, Item 8;

2.3. Resolution to Terminate Marketing License Agreement. On February 1, 2001, after serious discussion with Terlaz USA, Inc., the Licensor, the Board of the Company rendered the decision to terminate the Marketing License Agreement with Terlaz USA, Inc. The corporate resolution related to this decision of the Board and the signed Termination Agreement are attached to this Statement as exhibits in Part II, Item 8. The factors leading to the decision of the Board may be summarized as follow:

2.31 Deteriorating financial condition of Licensor, partly due to market condition for manufacturers;

2.32 Manufacturing process too complicated and costly to achieve profitability;

2.33 Unfavorable factors listed in Evans & Evans analysis of the Licensor's product potential for a startup operation; need of capital outlay not available to the Licensor nor the Licensee;

2.34 Difficulty encountered by the Company to market the Licensed Product on its Web site;

2.35 Difficulty in sublicensing the Marketing License Rights in Exclusive Territory;

2.36 Difficulty in attracting new investors for OTCBB trade, based on the potential of the Licensed Product.

2.4 Management's Search for New Product and New Projects. The Management reviewed three new projects during Q1, as potential business for its continued operation to generate revenue. No decision was made related to these projects. Due to the change in investor sentiment toward Internet B2B related shares, the Management may seek opportunities in other business sectors, which provide better outlook for revenues and additional equity funding;

=======================

3. Discussion on Share Issuance, Annual Shareholder Meeting, and Board Activities .

3.1 Corporate Resolution to Amend the Date of Annual Shareholder Meeting. On January 30, 2001, the Board consummated a corporate resolution to amend the date of the Annual Shareholder Meeting to 10 a.m., May 30, 2001, during which the Board intends to discuss the following agenda: 1) to perform the election of directors for the ensuing year; 2) to appoint Moore Stephens Ellis Foster, Ltd., of Vancouver, B.C., as financial auditors; 3)to discuss the potential new projects for the Company going forward; and 4) other matters related to the Company's finance and business as deemed necessary.

3.2 Corporate Resolution for Issuance of Shares for Management Compensation. On February 12, 2001, the Board executed a corporate resolution to issue 70,000 restricted shares to Mr. Taly Keren, President, and 70,000 restricted shares to Dr. Michael Scheglov, Vice President, based on the disclosure in the Management Remuneration of the Prospectus, which stipulated "upon the completion of this Offering, Mr. Taly Keren and Dr. Michael Scheglov Vice President will each receive $1000 per month ($12,000 per year), plus $1000 in restricted shares of the Company to be issued at $.10 (ten cents) per share. . These restricted shares are subject to sale restriction defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. As of March 31, 2001, the issuance of the 140,000 restricted shares has not been enacted, and thus, will not be reflected in the total issued and outstanding shares in this report.

PART II:

ITEM 3.

LEGAL PROCEEDINGS.

The Company had no legal proceeding since its inception.

PART II:

ITEM 4..

CHANGES IN SECURITIES

There was no change in the Company's securities during the reporting period.

=======================

PART II:

ITEM 5.

DEFAULTS UPON SENIOR SECURITIES

Not applicable. The Company has no senior securities.

PART II:

ITEM 6.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS.

For the reporting period, the Company has not submitted any matter to a vote of security holders.

PART II:

ITEM 7.

OTHER INFORMATION.

None.

PART II:

ITEM 8.

EXHIBITS AND REPORTS ON FORM 8-K.

=======================

ITEMS INCORPORATED BY REFERENCE

1. Unaudited Financial Statements, reviewed by Moore Stephens Ellis Foster, Ltd., of Vancouver, B.C., December 31, 2000, for period ending March 31, 2001, as incorporated by reference in PartI/Item 1 of this report.

2. Reports on 8-K/Item 4, dated February26, 2001, to report change in accountants, as incorporated by reference in Section 1.7 of PartI/Item 2 of this report;

3. Form 10KSB for period ending December 31, 2000, filed with the SEC on March 31, 2001.

EXHIBITS

The following exhibits are attached in a single file to this Statement:

Exhibit 1. Corporate resolution to execute new office lease, as reported in Section 2.2 of Part I/Item 2.

Exhibit 2. Corporate resolution to terminate marketing license agreement, as reported in section 2.3 of PartI/Item 2.

Exhibit 3. Signed Agreement to Terminate Marketing License Agreement, as reported in section 2.3 of Part I/Item 2.

Exhibit 4. Corporate resolution to amend the date of annual shareholder meeting, as reported in Section 3.1 of Part I/Item 2.

Exhibit 5. Corporate resolution for issuance of shares for management compensation, as reported in Section 3.2 of Part I/Item 2.

_________________________________________

SIGNATURES

Pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, the Registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

Rolltech, Inc.

By: /S/ Taly Keren Date May 10, 2001

Taly Keren, President, Rolltech, Inc.

=======================

(The space below intentionally left blank.)