Form 10QSB
period 2001-06-30
ROLLTECH INC
filed 2001-08-08
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission file Number: 0-31683

                                 ROLLTECH, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0230423
                     (I.R.S. Employer Identification Number)

                                    Suite 811
                                 938 Howe Street
                           Vancouver, British Columbia
                                     V6Z 1N9
                    (Address of principal executive offices)

                                 (604) 681-3071
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,668,500 common shares as at June 30, 2001, of which 1,500,000 are free trading common shares. The par value of the shares is $.001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                                 ROLLTECH, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets as of June 30, 2001

                                    Consolidated Statements of Operations for the periods ended
                                    June 30, 2001

                                    Consolidated Statements of Cash Flows for the periods ended
                                    June 30, 2001

                                    Consolidated Statements of Changes in Stockholders' Equity

                                    Notes to Consolidated Financial Statements

                  Item 2            Management's Discussion And Analysis Of Financial Condition And
                                    Results Of Operations. Plan of Operation

PART II. OTHER INFORMATION

                  Item 1            Legal Proceedings

                  Item 2            Changes in Securities

                  Item 3            Defaults Upon Senior Securities

                  Item 4            Submission of Matters to a Vote of Security Holders

                  Item 5            Other Information

                  Item 6            Exhibits and Reports on Form 8K


                  SIGNATURES

                              ROLLTECH, INC.
                              (A development stage enterprise)

                              Financial Statements
                              (EXPRESSED IN U.S. DOLLARS)

                              June 30, 2001
                              (Unaudited)



                              INDEX
                              -----

                              Balance Sheets

                              Statement of Stockholders' Equity

                              Statements of Operations

                              Statements of Cash Flows

                              Notes to Financial Statements

ROLLTECH, INC.
(A development stage enterprise)
Balance Sheets
(Unaudited)

(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30              December 31
                                                                                                 2001                     2000
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                         $          44,727        $         103,825
  Prepaid expenses and deposits                                                                 5,311                      674
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                           50,038                  104,499

FIXED ASSETS                                                                                    1,641                    1,439
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $          51,679        $         105,938
===============================================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                          $           4,068        $           8,488
  Due to related parties                                                                        5,135                   21,214
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                       9,203                   29,702
-------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS (NOTE 4)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
            75,000,000 common shares with a par value of $0.001 per share
  Issued and outstanding
             5,668,500 common shares                                                            5,669                    5,528

ADDITIONAL PAID-IN CAPITAL                                                                    149,194                  126,940

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                             (112,387)                 (56,232)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                     42,476                   76,236
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $          51,679        $         105,938
===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

On Behalf of the Board of Directors:        /s/Taly Keren                       /s/Michael Scheglov
                                            ---------------------------         --------------------------
                                            Taly Keren, Director                Michael Scheglov, Director

ROLLTECH, INC.
(A development stage enterprise)

 Statement of Stockholders' Equity
 (Unaudited)
 (EXPRESSED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------


                                                                                                    Deficit
                                                                                   Compre-      accumulated           Total
                                        Common Stock           Additional          hensive       during the          Stock-
                                  -------------------------       paid-in           income      development         holders'
                                     Shares        Amount         capital           (loss)            stage          equity
----------------------------------------------------------------------------------------------------------------------------
 Shares issued for cash
   on February 3, 2000              4,000,000 $      4,000 $       11,000  $               $                 $       15,000


Shares issued for cash on July
21, 2000, net of share issuance
cost of $36,500                     1,527,500        1,528        114,722                                           116,250

 Imputed interest on loan and
amount due to related parties               -            -          1,218                                             1,218

 Comprehensive income (loss)
   - net (loss) for the period                                                    (56,232)         (56,232)         (56,232)
----------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                       (56,232)
                                                                              -----------

Balance, December 31, 2000          5,527,500        5,528        126,940                          (56,232)          76,236

Imputed interest on amount due
 to related parties                         -            -            295                                               295

Shares allotted in settlement
 of management fees                         -            -         14,000                                            14,000

Shares issued from previous
 allotment                            140,000          140           (140)

Shares allotted in settlement of
 management fees                            -            -          8,000                                             8,000

Shares issued for contractual
 services                               1,000            1             99                                               100

Comprehensive income (loss)
 - net (loss) for the period                                                      (56,155)         (56,155)         (56,155)
----------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                       (56,155)
                                                                              ===========

Balance, June 30, 2001              5,668,500  $     5,669  $     149,194                   $     (112,387)   $      42,476

==========================================================================                 =================================

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

ROLLTECH, INC.
(A development stage enterprise)

Statements of Operations
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------
                                                 Cumulative             Three           Three           Six      January 25
                                                 January 25            Months          Months        Months            2000
                                                       2000             Ended           Ended         Ended     (inception)
                                                 to June 30           June 30         June 30       June 30      to June 30
                                                       2001              2001            2000          2001            2000
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Depreciation                               $          328    $           82   $          40  $        168   $          80
  Interest (imputed) - related parties                 1513                 -             300           295             609
Bank charges                                             88                88               -            88               -
Equipment rent                                         2470             2,470               -         2,470               -
Management compensation - related parties             46000            14,000           6,000        26,000               -
Office & miscellaneous                                10500             2,685             119         6,128           8,000
Professional fees                                     19289             2,055               -         4,585             262
Rent                                                   7802             2,898               -         5,247             800
Transfer, filing and listing                           8963              2433               -         6,953               -
Travel and promotion                                  19446             1,238               -         5,523               -
----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                     (116,399)          (27,949)         (6,459)      (57,457)         (9,751)

OTHER INCOME
  Interest income                                     4,012               447               -         1,302               -
----------------------------------------------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                    $     (112,387)    $     (27,502)         (6,459) $    (56,155)  $      (9,751)
============================================================================================================================

(LOSS) PER SHARE
  Basic and diluted                                             $      (0.005)  $      (0.002) $     (0.010)  $      (0.003)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic and diluted                                               5,562,555       3,769,231     5,562,555       3,769,231
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ROLLTECH, INC.
(A development stage enterprise)

Statements of Cash Flows
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)


------------------------------------------------------------------------------------------------------------------------------
                                                                       Cumulative
                                                                       January 25                  Six             January 25
                                                                             2000               Months                   2000
                                                                      (Inception)                Ended         (inception) to
                                                                       To June 30             March 31                June 30
                                                                             2001                 2001                   2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net (loss) for the period                                        $     (112,387)     $       (56,155)        $        (9,751)
  Adjustment to reconcile net loss to
     net cash used in operating activities:
    - depreciation                                                            328                  168
  Changes in assets and liabilities:
    - prepaid expenses and deposits                                        (5,311)              (4,637)                      -
    - accounts payable and accrued liabilities                              4,068               (4,420)                      -
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (65,044)                 (9,751)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  FINANCING ACTIVITIES
  Shares issued for cash, net of issuance costs                             5,669                  141                      -
Additional paid-in capital                                                149,194               22,254                      -
  Advances from related parties                                             5,135              (16,079)                     -
  Loan from a related party                                                30,000                    -                  9,751
  Repayment of loan from a related party                                  (30,000)                   -                      -

-----------------------------------------------------------------------------------------------------------------------------
                                                                          159,998                6,316                  9,751
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets                                                   (1,969)                (370)                     -
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                     44,727              (59,098)                     -

CASH AND CASH EQUIVALENTS, beginning of period                                  -              103,825                      -
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                           $       44,727     $         44,727        $             -
==============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ROLLTECH, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

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

         a.       Accounting Estimates

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

         b.       Cash Equivalents

                  Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at June 30, 2001, cash and cash equivalents consist of cash only.

         c.       Fixed Assets

                  Fixed assets are amortized on the declining-balance basis at the following annual rate:

                           Computer equipment                    30%
                           Office equipment                      20%

ROLLTECH, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         d.       Advertising Expenses

                  The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended June 30, 2001.

         e.       Foreign Currency Transactions

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

         f.       Income Taxes

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

         g.       Accounting for Derivative Instruments and Hedging Activities

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

ROLLTECH, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES   (continued)

         h.       Comprehensive Income

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

         i.       Financial Instruments and Concentration of Risks

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

         j.       Stock-Based Compensation

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

         k.       Loss Per Share

                  Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings per share". Diluted loss per share is equal to the basic loss per share.

ROLLTECH, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES   (continued)

         l.       Impairment

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

3.       FIXED ASSETS

         -----------------------------------------------------------------------------------------------------------
                                                                                    June 30, 2001
         -----------------------------------------------------------------------------------------------------------
                                                                                      Accumulated          Net book
                                                                       Cost          depreciation             value
         -----------------------------------------------------------------------------------------------------------

         Computer equipment                                          $  370                  $ 28            $  342
         Office equipment                                             1,599                   300             1,299
         -----------------------------------------------------------------------------------------------------------

                                                                     $1,969                  $328            $1,641
         ===========================================================================================================

                                                                                December 31, 2000
         -----------------------------------------------------------------------------------------------------------
                                                                                      Accumulated          Net book
                                                                       Cost          depreciation             value
         -----------------------------------------------------------------------------------------------------------

         Office equipment                                            $1,599                  $160            $1,439
         ===========================================================================================================

ROLLTECH, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

4.       COMMITMENTS

         a. The Company has entered into an operating lease agreement with a company controlled by the directors of the Company for computer equipment, with minimum lease payments as follows:

                     --------------------------------------------------

                     2001                                      $ 2,700
                     2002                                        3,150
                     --------------------------------------------------

                     Total                                     $ 5,850
                     ==================================================

         b. The Company has entered into an office lease contract with minimum lease payments as follows:

                     --------------------------------------------------

                     2001                                     $  6,186
                     2002                                       10,997
                     2003                                        2,749
                     --------------------------------------------------

                     Total                                    $ 19,932
                     ==================================================

5.       RELATED PARTY TRANSACTION

         a. During the three-month period ended June 30, 2001, the Company accrued the following expenses to its directors and a company controlled by the directors of the Company:

                     --------------------------------------------------

                     Management compensation                   $14,000
                     Office - equipment rental                   1,350
                     --------------------------------------------------
                                                               $15,350
                     ==================================================

         b. During the three-month period ended June 30, 2001, the Company accrued imputed interest of $295 at an interest rate of 10% per annum on the amount due to related parties.

         c. In the fiscal year ended December 31, 2000, the Company borrowed $30,000 from a company controlled by the directors of the Company. This $30,000 is non-interest bearing and was repaid in July, 2000. The Company accrued imputed interest of $900 at an interest rate of 6% per annum.

ROLLTECH, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2001
(Unaudited)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

6.       INCOME TAXES

         At December 31, 2000, the Company has an estimated net operating loss carryforward of $55,000, expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the estimated net operating loss carryforward due to certain changes in the Company's ownership.

         The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

               -----------------------------------------------------------

               Estimated net operating loss carryforward         $  8,000
               Less: valuation allowance                           (8,000)
               -----------------------------------------------------------

                                                                 $      -
               ===========================================================

7.       SUBSEQUENT EVENTS

         Subsequent to the period ended June 30, 2001, 80,000 common shares, at US$0.10 each, were allotted to directors of the Company in settlement of management fees owed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with the Quarterly Report of Rolltech, Inc., Consolidated Financial Statements of Rolltech, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Rolltech, Inc. for the quarter ending June 30, 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION. Results of Operation for Period Ending June 30, 2001. There was no revenue for the current reporting quarter ending June 30, 2001. The Company received interest income of $447 during the reporting quarter. For the reporting period, the Company had a net operating loss of $(27,502), of which $14,000 was for Management Compensation, and incurred General and Administrative Expenses of $(13,949)

LIQUIDITY. From inception of the Company in January of 2000 to the period ending June 30, 2001, the Company had total operating expenses of $(112,387). The deficit accumulated during developmental stage was $(112,387), compared to $(84,885) reported in the previous quarter. The weighted loss per share was $(.01).

At the end of the reporting quarter, the Company had total current cash asset of $44,727, compared to $65,079 reported in the previous quarter, and a total current asset of $51,679, against total current liabilities of $9,203, compared to total asset of $70,113 and total current liabilities of $8,235 reported in the previous quarter. For the period, the increase (decrease) in cash and cash equivalent was $(59,098). For the reporting period, the Company received $0.00 from the sale of its shares. From inception to the reporting period, the Company received $15,000 from the sale of 4 million shares in restricted securities to its founders and the gross proceeds of $150,000 and net proceeds of approximately $120,000 from the sale of 1.5 million shares in the initial public offering of shares (the Offering). There was no revenue from continued operation for quarter ended June 30, 2001.

LOWER CASH AND CASH EQUIVALENT ASSET. At the end of the reporting quarter, the Company had total current cash asset of $51,679. To preserve cash for continued operation, the Management is currently reviewing the overall expenditures of the Company to curtail some expenses, until additional funding is available, of which there is no assurance.

SHARE TRADING ACTIVITIES ON THE OTCBB. The Company is currently listed for trading on OTCBB, with the trading symbol of "RLTE." The average share price and the trade volume for the reporting Q2 may be summarized as follows:

Total Q2: 5,000 shares were traded. Last trade was $0.51. During the month of April Monthly Volume was 5,000 shares. There was no trading in May and June.

CONTINUED POOR MARKET CONDITION. As disclosed in the Prospectus of the Company's initial public offering of shares in June of 2000, it was the intent of the Company to seek additional funding via a private placement in the amount of $500,000 to $750,000, within six months from the completion of the Offering, to enhance the working capital of the Company. The poor market conditions for public funding may render the desire of the Company for additional funding to be futile during the first two quarters of 2001. The difficult access to immediate private placement funding may cause financial difficulty for the operation and execution of the Company's plans, since the Company received only an estimated net proceed of $120,000 from its initial public offering of shares, plus an initial capitalization of $15,000. In addition, the investor sentiment for Internet related shares has clearly turned negative since the final quarter of 2000, which has adversely affected the Company's effort to trade its shares successfully and may further aggravate the effort of the Company to seek additional capital through equity financing.

2.       DISCUSSIONS AND ANALYSIS OF RESULTS OF CONTINUED OPERATIONS

MANAGEMENT'S SEARCH FOR NEW PRODUCT AND NEW PROJECTS. During Q2 the Management reviewed two new projects, as potential business to generate revenue. No decision was made related to these projects.

3.       DISCUSSIONS OF SHARE ISSUANCE, ANNUAL SHAREHOLDER MEETING, AND BOARD
         ACTIVITIES

ANNUAL SHAREHOLDER MEETING WAS HELD ON MAY 30, 2001. Summary, resolutions and discussions is reflected in PART 2, Item 4. Corporate Resolution to Amend the Date of the Shareholder Meeting was filed in Q1 as follows:

CORPORATE RESOLUTION TO AMEND THE DATE OF ANNUAL SHAREHOLDER MEETING. On January 30, 2001, the Board consummated a corporate resolution to amend the date of the Annual Shareholder Meeting to 10 a.m., May 30, 2001, during which the Board intends to discuss the following agenda: 1) to perform the election of directors for the ensuing year; 2) to appoint Moore Stephens Ellis Foster, Ltd., of Vancouver, B.C., as financial auditors; 3) to discuss the potential new projects for the Company going forward; and 4) other matters related to the Company's finance and business as deemed necessary.

THERE WAS AN INCREASE IN THE COMPANY'S SECURITIES DURING THE LAST REPORTING PERIOD. Company issued 141,000 restricted common shares in settlement of Management fees (140,000 Shares) and for Contractual Service with Todd McMillan (1,000 Shares). It was based on the disclosure in the Management Remuneration of the Company's Prospectus. These restricted shares are subject to sale restriction defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. As of March 31, 2001, the issuance of the 141,000 restricted shares has not been enacted yet, and thus, was not reflected in the total issued and outstanding shares in Q1 report. The delivery of Share Certificates took place in April of this second quoter (Q2). As of April, 2001, the issuance of the 141,000 restricted shares has been enacted, and thus, will be reflected in the total issued and outstanding shares in this second quoter report. See related Corporate Resolutions, filed in first quoter (Q1).

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  The Company has had no legal proceedings since its inception.

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  There was a change in the Company's securities during the last reporting period. As it was reported in Q1, on February 12, 2001, the Board executed a corporate resolution to issue 70,000 restricted shares to Mr. Taly Keren, President, and 70,000 restricted shares to Dr. Michael Scheglov, Vice President, based on the disclosure in the Management Remuneration of the Prospectus, which stipulated "upon the completion of this Offering, Mr. Taly Keren President and Dr. Michael Scheglov Vice President will each receive $1000 per month ($12,000 per year), plus $1000 in restricted shares of the Company to be issued at $.10 (ten cents) per share.

                  The period covered by the Issuance was August 1, 2000 to February 28, 2001. These restricted shares are subject to sale restriction defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act.

                  The Company issued 1,000 restricted common shares to Todd McMillan for contractual services rendered.

                  As of March 31, 2001, the issuance of the 141,000 restricted shares has not been enacted, and thus, was not be reflected in the total issued and outstanding shares in Q1. The Transfer Agent delivered the above-mentioned share certificates in April of 2001. Corporate Resolution for Issuance of Shares for Management Compensation was filed in Q1.

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.  The Company has no senior securities.

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      We held an annual general meeting on May 30, 2001.

         (b) Our annual general meeting involved the election of directors. Mr. Taly Keren and Dr. Michael Scheglov were re-elected directors of our company.

         (c) Our annual general meeting involved the election of independent directors. Mr. Grigoriy Goldenshteyn and Dr. Alexander Karapetian were elected independent directors of our company.

                  Our annual general meeting involved the appointment of Moore Stephens Ellis Foster Inc., Chartered Accountants as the Company's independent auditors.

                  Our annual meeting involved the approval of acts and resolutions issued by the Board from the Company's inception to May 30, 2001, allocation of funds, officer's remuneration, and setting-up the Company's Stock Option Plan.

                  The first matter which was voted on at our annual general meeting was the election of directors. 5,430,000 votes received were cast for and NONE votes were received against the election of Mr. Taly Keren and Dr. Michael Scheglov as directors of the Company.

                  The second matter which was voted on at our annual general meeting was the election of independent directors. 5,430,000 votes received were cast for and NONE votes were received against the election of Mr. Grigoriy Goldenshteyn and Dr. Alexander Karapetian as independent directors of the Company.

                  The third matter which was voted on at our annual general meeting was the election of auditors. 5,430,000 votes received were cast for and NONE votes were received against the election of Moore Stephens Ellis Foster Inc., Chartered Accountants as the Company's independent auditors for the fiscal year ending December 31, 2001.

                  The forth matter which was voted on at our general meeting was the approval and ratification of all resolutions, activities and proceedings by the corporation's Board of Directors and officers entered into or performed since the 25th of January, 2000 to May 30, 2001, to promote the corporation's purposes and in its best interests. 5,430,000 votes received were cast for and NONE votes were received against the Board's actions.

                  The fifth matter which was voted on at our general meeting was the approval and ratification to authorize the Board of Directors of the Company to change, alter allocate any use of funds in the Company's treasury as proposed: office and general, professional, telecommunications, travel and SEC filings or as the circumstances will dictate at the time. The change was due to termination of Marketing License Agreement with Terlaz USA, and change in the investor sentiment towards Internet B2B related investments. 5,430,000 votes received were cast for and NONE votes were received against it.

                  The sixth matter which was voted on at our general meeting was: officer's remunerations for the ensuing year (May 2001 to May 2002), for Mr. Taly Keren, President and Dr. Michael Scheglov, Vice President of this corporation, as consideration for their services, will each receive $1,000 per month ($12,000 per year), plus $1,000 in restricted shares of the Company to be issued at $.10 (ten cents) per share, until the time of completion of financing or generating cash flow. The above-mentioned remunerations will be reviewed by the Board of Directors within every twelve months period and will be adjusted upward or downward depending on the performance of the Company. Further, usage of personal car for the Company's business shall be compensated at the current federal standard mileage rate. 5,430,000 votes received were cast for and NONE votes were received against it.

                  The seventh matter that was voted on at our general meeting was the authorization to issue 2001 Stock Option Plan. The maximum number of shares of Stock that may be delivered by the Company pursuant to the exercise of 2001 Stock Option Plan shall be 1,000,000 shares. 5,430,000 votes received were cast for and NONE votes were received against it.

         (d)      Not applicable.


Item 5            OTHER INFORMATION

                  None


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           A Form 8K amendment was filed on April 2, 2001 in response to comments made by the SEC staff on March 15, 2001 with respect to the change in our independent accountants filed on Form 8K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROLLTECH, INC.


Dated:  July 27, 2001              Per:     /s/Taly Keren
                                            ------------------------------------
                                            Taly Keren, President and Director