Form 10QSB
period 2001-09-30
ROLLTECH INC
filed 2001-11-06
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,668,500 common shares as at September 30, 2001, of which 1,500,000 are free trading common shares. The par value of the shares is $.001

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                                 ROLLTECH, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of September 30, 2001

                    Consolidated Statements of Operations for the periods ended September 30, 2001

                    Consolidated Statements of Cash Flows for the periods ended September 30, 2001

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

         Item 5     Other Information

         Item 6     Exhibits And Reports


         SIGNATURES

ROLLTECH, INC.
(A development stage enterprise)
Balance Sheets
(Prepared by management)
(Expressed in U.S. Dollars)
================================================================================
                                                     September      December 31,
                                                      30, 2001              2000
--------------------------------------------------------------------------------
ASSETS

Current
   Cash and cash equivalents                       $     30,839    $    103,825
   Prepaid expenses and deposits                          5,311             674
--------------------------------------------------------------------------------

Total current assets                                     36,150         104,499

Fixed assets                                              1,552           1,439
--------------------------------------------------------------------------------

Total assets                                       $     37,702    $    105,938
================================================================================

LIABILITIES

Current
   Accounts payable and accrued liabilities        $      6,872    $      8,488
   Due to related parties                                 5,135          21,214
--------------------------------------------------------------------------------

Total current liabilities                                12,007          29,702
--------------------------------------------------------------------------------

Commitments (Note 4)
STOCKHOLDERS' EQUITY

Share capital
   Authorized:
    75,000,000 common shares with a par value
      of $0.001 per share
   Issued and outstanding
    5,668,500 common shares                               5,669           5,528

Additional paid-in capital                              155,194         126,940

Deficit accumulated during the development stage       (135,168)        (56,232)
--------------------------------------------------------------------------------

Total stockholders' equity                               25,695          76,236
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $     37,702    $    105,938
================================================================================

The accompanying notes are an integral part of these financial statements.

On Behalf of the Board of Directors:
              /s/Taly Keren                   /s/Michael Scheglov
             --------------------------       --------------------------
              Taly Keren, Director            Michael Scheglov, Director

ROLLTECH, INC.
(A development stage enterprise)
Statement of Stockholders' Equity
(Prepared by management)
(Expressed in U.S. Dollars)

=====================================================================================================================
                                                         Additional           Compre-           Deficit        Total
                                                            paid-in           hensive       accumulated
                                                            capital            income        during the
                                                                               (loss)       development       Stock-
                                                                                                  stage     holders'
                                    Common Stock                                                              equity
                            ----------------------------
                              Shares          Amount
---------------------------------------------------------------------------------------------------------------------
Shares issued for cash
 on February 3, 2000        4,000,000      $     4,000   $    11,000        $              $             $    15,000

Shares issued for cash
 on July 21, 2000, net
 of share issuance cost
 of $36,500                 1,527,500            1,528       114,722                                         116,250

Imputed interest on loan
 and amount due to
 related parties                 -                -            1,218                                           1,218

Comprehensive income (loss)
- net (loss) for the period                                                     (56,232)       (56,232)      (56,232)
---------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                     (56,232)
                                                                            -----------
Balance, December 31,
 2000                       5,527,500            5,528       126,940                           (56,232)       76,236

Imputed interest on
 amount due to related
 parties                         -                -              295                                             295

Shares allotted in
 settlement of
 management fees                 -                -           14,000                                          14,000

Shares issued from
 previous allotment           140,000              140          (140)

Shares allotted in
 settlement of
 management fees                 -                -           14,000                                          14,000

Shares issued for
 contractual services           1,000                1            99                                             100

Comprehensive income
 (loss)
- net (loss) for the period                                                     (78,936)       (78,936)      (78,936)
---------------------------------------------------------------------------------------------------------------------

Comprehensive income
 (loss)                                                                         (78,936)
                                                                            ===========

Balance, September 30,
 2001                       5,668,500      $     5,669   $   155,194                       $  (135,168)  $    25,695
====================================================================                       ==========================

The accompanying notes are an integral part of these financial statements

ROLLTECH, INC.
(A development stage enterprise)
Statements of Operations
(Prepared by management)
(Expressed in U.S. Dollars)

=====================================================================================================================
                                           Cumulative           Three           Three            Nine         January
                                              January          Months          Months          Months        25, 2000
                                             25, 2000           Ended           Ended           Ended       inception
                                                   to
                                        September 30,   September 30,   September 30,   September 30,   September 30,
                                                 2001            2001            2000            2001            2000
Expenses
   Depreciation                         $        417    $         89    $         40    $        257    $        120
   Interest (imputed) -
    related parties                            1,513            -               -                295             609
   Bank charges                                  183              95             150             183             150
   Consulting                                  1,000           1,000            -              1,000            -
   Equipment rent                              4,270           1,800            -              4,270            -
   Management compensation -
    related parties                           58,000          12,000           6,000          38,000           6,000
   Office & miscellaneous                     13,731           3,231           1,075           9,359           9,075
   Professional fees                          20,789           1,500           3,360           6,085           3,622
   Rent                                       10,606           2,804            -              8,051             800
   Transfer, filing and listing                9,150             187             895           7,140             895
   Travel and promotion                       19,743             297           3,361           5,820           3,361
---------------------------------------------------------------------------------------------------------------------
Operating Loss                              (139,402)        (23,003)        (14,881)        (80,460)        (24,632)

Other income
   Interest income                             4,234             222           1,300           1,524           1,300
---------------------------------------------------------------------------------------------------------------------

Net (loss) for the period               $   (135,168)   $    (22,781)   $    (13,581)   $    (78,936)   $    (23,332)
=====================================================================================================================

(Loss) per share
  Basic and diluted                                     $     (0.004)   $     (0.003)   $     (0.014)   $     (0.006)
=====================================================================================================================

Weighted average number of
  common shares outstanding
   Basic and diluted                                       5,668,500       5,195,507       5,652,489       4,129,137
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)
Statements of Cash Flows
(Prepared by management)
(Expressed in U.S. Dollars)

=====================================================================================================================
                                                                      Cumulative
                                                                      January 25             Nine          January 25
                                                                            2000           Months                2000
                                                                  (Inception) to            Ended      (inception) to
                                                                    September 30     September 30        September 30
                                                                            2001             2001                2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities
   Net (loss) for the period                                     $     (135,168)   $      (78,936)   $      (23,332)
   Adjustment to reconcile net loss to
    net cash used in operating activities:
    - depreciation                                                          417               257               120
   Changes in assets and liabilities:
   - prepaid expenses and deposits                                       (5,311)           (4,637)             -
   - accounts payable and accrued liabilities                             6,872            (1,616)             -
---------------------------------------------------------------------------------------------------------------------
                                                                       (133,190)          (84,932)          (23,212)
---------------------------------------------------------------------------------------------------------------------

Cash flows from (used in)
  financing activities
   Shares issued for cash, net of issuance costs                          5,669               141              -
   Additional paid-in capital                                           155,194            28,254              -
   Advances from related parties                                          5,135           (16,079)             -
   Loan from a related party                                             30,000              -               23,212
   Repayment of loan from a related party                               (30,000)             -                 -
---------------------------------------------------------------------------------------------------------------------
                                                                        165,998            12,316            23,212
---------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
   Purchase of fixed assets                                             (1,969)              (370)            -

Increase (decrease) in cash
  and cash equivalents                                                  30,839           (72,986)             -
   Cash and cash equivalents, beginning of period                         -              103,825              -
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $      30,839     $      30,839     $        -
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

================================================================================

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

     b.   Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at September 30, 2001, cash and cash equivalents consist of cash only.

     c.   Fixed Assets

          Fixed assets are amortized on the declining-balance basis at the following annual rate:

                  Computer equipment             30%
                  Office equipment               20%

================================================================================

     d.   Advertising Expenses

          The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended September 30, 2001.

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

================================================================================

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

================================================================================

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

3.   Fixed Assets

     ---------------------------------------------------------------------------
                                               September 30, 2001
     ---------------------------------------------------------------------------
                                                      Accumulated       Net book
                                           Cost      depreciation          value
     ---------------------------------------------------------------------------

     Computer equipment                $      370     $       41     $      329
     Office equipment                       1,599            376          1,223
     ---------------------------------------------------------------------------
                                       $    1,969     $      417     $    1,552
     ===========================================================================

                                                December 31, 2000
     ---------------------------------------------------------------------------
                                                      Accumulated       Net book
                                           Cost      depreciation          value
     ---------------------------------------------------------------------------

     Office equipment                  $    1,599     $      160     $    1,439
     ===========================================================================

4.   Commitments

     1. The Company has entered into an operating lease agreement with a company controlled by the directors of the Company for computer equipment, with minimum lease payments as follows:

          ----------------------------------------------------------------
          2001                                                  $    1,350
          2002                                                       3,150
          ----------------------------------------------------------------
          Total                                                 $    4,500
          ================================================================

     2. The Company has entered into an office lease contract with minimum lease payments as follows:

          ----------------------------------------------------------------
          2001                                                  $    2,749
          2002                                                      10,997
          2003                                                       2,749
          ----------------------------------------------------------------
          Total                                                 $   16,495
          ================================================================

================================================================================

5.   Related Party Transaction

     a. During the three-month period ended September 30, 2001, the Company accrued the following expenses to its directors and a company controlled by the directors of the Company:

          ----------------------------------------------------------------
          Management compensation                               $   12,000
          Office - equipment rental                                  1,350
          ----------------------------------------------------------------
                                                                $   13,350
          ================================================================

     b. In the fiscal year ended December 31, 2000, the Company borrowed $30,000 from a company controlled by the directors of the Company. This $30,000 is non-interest bearing and was repaid in July 2000. The Company accrued imputed interest of $900 at an interest rate of 6% per annum.

6.   Income Taxes

     At December 31, 2000, the Company has an estimated net operating loss carryforward of $55,000, expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the estimated net operating loss carryforward due to certain changes in the Company's ownership.

     The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

          ----------------------------------------------------------------
          Estimated net operating loss carryforward            $    8,000
          Less: valuation allowance                                (8,000)
          ----------------------------------------------------------------
                                                               $     -
          ================================================================

================================================================================

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read together with the Quarterly Report of Rolltech, Inc., Consolidated Financial Statements of Rolltech, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Rolltech, Inc. for the quarter ending September 30, 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Discussion and Analysis of Results of Financial Condition. Results of Operation for Period Ending September 30, 2001. There was no revenue for the current reporting quarter ending September 30, 2001. The Company received interest income of $222 during the reporting quarter. For the reporting period, the Company had a net operating loss of $(22,781), of which $12,000 was for Management Compensation, and incurred General and Administrative Expenses of $(10,781)

Liquidity. From inception of the Company in January of 2000 to the period ending September 30, 2001, the Company had total operating expenses of $(135,168). The deficit accumulated during developmental stage was $(135,168), compared to $(112,387) reported in the previous quarter. The weighted loss per share was $(.01).

At the end of the reporting quarter, the Company had total current cash asset of $30,839, compared to $44,727 reported in the previous quarter, and a total current asset of $36,150, against total current liabilities of $12,007, compared to total currant asset of $50,038 and total current liabilities of $9,203 reported in the previous quarter. For the period, the increase (decrease) in cash and cash equivalent was $(30,839). For the reporting period, the Company received $0.00 from the sale of its shares. From inception to the reporting period, the Company received $15,000 from the sale of 4 million shares in restricted securities to its founders and the gross proceeds of $150,000 and net proceeds of approximately $120,000 from the sale of 1.5 million shares in the initial public offering of shares (the Offering). There was no revenue from continued operation for quarter ended September 30, 2001.

Lower Cash and Cash Equivalent Asset. At the end of the reporting quarter, the Company had total asset of $37,702. To preserve cash for continued operation, the Management is currently reviewing the overall expenditures of the Company to curtail some expenses, until additional funding is available, of which there is no assurance.

Share Trading Activities on the OTCBB. The Company is currently listed for trading on OTCBB, with the trading symbol of "RLTE." There was no trading for the reporting Q3.

================================================================================

Continued Poor Market Condition. As disclosed in the Prospectus of the
Company's initial public offering of shares in June of 2000, it was the intent of the Company to seek additional funding via a private placement in the amount of $500,000 to $750,000, within six months from the completion of the Offering, to enhance the working capital of the Company. The poor market conditions for public funding may render the desire of the Company for additional funding to be futile during this year. The difficult access to immediate private placement funding may cause financial difficulty for the operation and execution of the Company's plans, since the Company received only an estimated net proceed of $120,000 from its initial public offering of shares, plus an initial capitalization of $15,000. In addition, the investor sentiment in general has clearly turned negative since the final quarter of 2000, which has adversely affected the Company's effort to trade its shares successfully and may further aggravate the effort of the Company to seek additional capital through equity financing.

2.   Discussions and Analysis of Results of Continued Operations

Management's Search for New Product and New Projects.

During Q3 the Management reviewed five new projects, as potential business to generate revenue. No decision was made related to these projects.

3.   Discussions of Share Issuance, Annual Shareholder Meeting, and Board
     Activities

There was no increase in the Company's securities during the last reporting period.

Two Executive Officers of the Company Mr. Taly Keren, President, and Dr. Michael Scheglov, Vice President, will be issued 140,000 restricted common shares in settlement of Management fees covering time period from March 1 to September 30, 2001, based on the disclosure in the Management Remuneration of the Prospectus, which stipulated "upon the completion of this Offering, Mr. Taly Keren President and Dr. Michael Scheglov Vice President will each receive $1000 per month ($12,000 per year), plus $1000 in restricted shares of the Company to be issued at $.10 (ten cents) per share". These restricted shares are subject to sale restriction defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act.
As of September 30, 2001, the issuance of the 140,000 restricted shares has not been enacted yet, and thus, was not reflected in the total issued and outstanding shares in Q3 report.

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

================================================================================

                                  PART II
                             OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company has had no legal proceedings since its inception.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          There was no change in the Company's securities during the last reporting period.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable. The Company has no senior securities.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


Item 5.   OTHER INFORMATION

          None


Item 6.   EXHIBITS AND REPORTS

          (a)   Exhibits

                None




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROLLTECH, INC.


Dated: November 5, 2001                  Per:  /s/Taly Keren
                                              ----------------------------------
                                              Taly Keren, President and Director