Form 10KSB
period 2001-12-31
ROLLTECH INC
filed 2002-03-01
CIK 1111118

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  0-31683
ROLLTECH, INC.
(Name of small business issuer in its charter)
Nevada	98-0230423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 811 938 Howe Street Vancouver, British Columbia	V6Z 1N9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 681-3071

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

5,000 common shares @ $0.51(1) = $2,550 Bid $0.25; Ask $0.51
(1) Average of bid and ask closing prices on April 26, 2001, the day of the last trade.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,868,500 common shares, without par value outstanding as of February 26, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Rolltech" mean Rolltech, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Business of the Company

We are currently seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Rolltech is a Nevada corporation with its business offices located at Suite 811, 938 Howe Street, Vancouver, British Columbia. Our telephone number is (604) 681-3071.

Corporate History

Rolltech was incorporated on January 25, 2000 under the laws of the State of Nevada. Since inception, our focus has been on the identification and acquisition of marketing licenses for high technology manufactured products. Initially, we planned to develop a business-to-business manufacturing technology interactive website to facilitate the marketing of any products that we succeeded in licensing.

On February 7, 2000, as an initial marketing project, we entered into a Marketing License Agreement with Terlaz USA, Inc., of New York, pursuant to which we were granted an exclusive license to market a proprietary solid-state graphite-based lubricant developed by Terlaz and sold under the brand name "Cobra™ Solid Lubricant", as well as any future products that might be developed by Terlaz during the term of the Agreement.

As a result of difficulties experienced in marketing Cobra™ Solid Lubricant, high costs and poor market conditions, we have been unable to obtain adequate financing to proceed with the execution of our plans, including the development and launch of our business-to-business website. Effective February 1, 2001, we terminated our Marketing License Agreement with Terlaz and refocused on efforts in seeking new business opportunities.

Our Current Business

Since we terminated our Marketing License Agreement with Terlaz, we no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. In selecting a suitable business opportunity or business combination, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity or business combination. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity or business combination, and will seek a potential business opportunity or business combination from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities or business combinations which may be brought to management's attention through present associations. In analyzing prospective business opportunities or business combinations, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(h) the potential for growth or expansion;

(i) the potential for profit;

(j) the perceived public recognition or acceptance of products, services or trades; and

(k) name identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity or business combination as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities or business combinations and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which may require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities, and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on the market for and the price of our common shares.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company or acquire a business opportunity will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

During the fiscal year ended December 31, 2001, we reviewed in varying degrees a total of eight potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) complying with the requirements of the Nevada corporations statute;

(c) exposure of our officers and directors to lawsuits and liabilities under the Securities Act of 1933;

(d) distracting management's attention from our day to day operations;

(e) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(f) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Governmental Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. It is likely that we will have to hire a significant number of additional personnel in the future if we identify and complete the acquisition of a business opportunity, or if we enter into a business combination. Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

We anticipate that we may require additional financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination beyond the end of the second quarter of the fiscal year ending December 31, 2002. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity or business combination. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity or business combination. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2001, we incurred a net loss of $105,666. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $161,898 as at December 31, 2001. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2001 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 50% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Taxation

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company should provide audited financial statements for review and for the protection of all parties to the business acquisition or combination, although management may waive this requirement in appropriate circumstances. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Insider Control of Common Stock

Each of Dr. Michael Scheglov, our President, Chief Executive Officer and Secretary, and Taly Keren, our Vice-President and Treasurer, owns 2,255,000 shares of our common stock, each representing 38.42% of our issued and outstanding shares of common stock. Although these shareholders are not parties to a voting trust or any other arrangement requiring them to vote their respective shares in a particular way, each of these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Possible Volatility of Share Prices

Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Future Dilution

Our constating documents authorize the issuance of 75,000,000 common shares, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

Item 2. Description of Property.

Our principal executive office is located at Suite 811, 938 Howe Street, Vancouver, British Columbia. We occupy the Vancouver premises pursuant to an office lease contract which expires on February 28, 2003. Our current expenses with respect to the lease are US$960 per month ($11,520 annually).

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "RLTE". Our common stock began quotation on the OTC Bulletin Board on January 12, 2001 and our CUSIP number is 77578R 100. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2001[1]	$1.00	$0.25
June 30, 2001	$0.51	$0.11
September 30, 2001[2]	$0.51	$0.10
December 31, 2001[2]	$0.51	$0.10

1 Our common stock commenced trading on January 12, 2001.

2 There was no trading activity for the quarterly periods ended September 30, 2001 and December 31, 2001.

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of February 26, 2002, we had 5,868,500 shares of common stock outstanding and approximately 64 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Quarter Ended March 31, 2001

We did not issue any shares from treasury during the quarter ended March 31, 2001.

Quarter Ended June 30, 2001

On April 11, 2001, we issued an aggregate of 1,000 shares of common stock to an accredited investor. The shares were issued in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 17, 2001, we issued 70,000 shares of common stock to each of Taly Keren, our then President, Chief Executive Officer and a director, and Dr. Michael Scheglov, our then Vice-President and a director. The shares were issued in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Quarter Ended September 30, 2001

We did not issue any shares from treasury during the quarter ended September 30, 2001.

Quarter Ended December 31, 2001

On November 27, 2001, we issued 100,000 shares of common stock (total of 200,000 shares) to each of Dr. Michael Scheglov, our President, Chief Executive Officer, Secretary and a director, and Taly Keren, our Vice-President, Treasurer and a director. The shares were issued in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

General

On February 7, 2000, as an initial marketing project, we entered into a Marketing License Agreement with Terlaz USA, Inc., of New York, pursuant to which we were granted an exclusive license to market a proprietary solid-state graphite-based lubricant developed by Terlaz and sold under the brand name "Cobra™ Solid Lubricant", as well as any future products that might be developed by Terlaz during the term of the Agreement. However, as a result of difficulties experienced in marketing Cobra™ Solid Lubricant, high costs and poor market conditions, we have been unable to obtain adequate financing to proceed with the execution of our plans, including the development and launch of our planned business-to-business website. Effective February 1, 2001, we terminated our Marketing License Agreement with Terlaz and refocused on efforts in seeking new business opportunities.

We no longer have an operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

We incurred a net loss of $105,666 for the fiscal year ended December 31, 2001 compared to a net loss of $56,232 from the date of our inception, January 25, 2000, to December 31, 2000. Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Lack of Revenues

We have generated no revenues during year ended December 31, 2001 or from the date of our inception to December 31, 2000. Our lack of revenues reflect the difficulties that we experienced in marketing Cobra™ Solid Lubricant, high costs and poor market conditions, all of which hampered our ability to obtain adequate financing to proceed with our business plan, including the development and launch of our planned business-to-business website.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2001 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We earned interest income of $1,579 on cash deposits during the year ended December 31, 2001, compared to interest income of $2,710 on cash deposits from the date of our inception to December 31, 2000. The decrease in interest income reflect the decline in our cash balances due to ongoing operational expenses incurred to investigate new business opportunities.

Expenses

Total expenses for the year ended December 31, 2001 were $107,245, compared to total expenses of $58,942 from the date of our inception to December 31, 2000. The increase in our total expenses reflects in part the fact that the year ended December 31, 2001 was our first full fiscal year. The most significant increases between the two periods were in total management compensation, which amounted in the aggregate to $48,000 during the year ended December 31, 2001, compared to $20,000 from the date of our inception to December 31, 2000; in rent which was $11,575 during the year ended December 31, 2001 compared to $2,555 from inception to December 31, 2000; and in general office and miscellaneous expenses, which amounted in the aggregate to $6,923 in 2001 compared to just $1,223 in 2000. Telephone expenses were up in the 2001 fiscal year, amounting in the aggregate to $4,889 compared to $899 in 2000. This increase was offset in reduced travel expenses of $7,800 in the fiscal year ended December 31, 2001 compared to $14,704 in travel expenses from inception to December 31, 2000, which reflects management's decision to conduct as much business as possible over the telephone as a cost-cutting measure.

After management compensation, professional fees constituted our largest expense item, amounting to $14,945 in 2001 compared to 13,923 in 2000. These fees were incurred for the most part in connection with our reporting obligations under the Securities Exchange Act of 1934.

The expenses continue to be relatively modest given management's focus on cost containment. In order to conserve cash, each of Dr. Michael Scheglov, our President, Chief Executive Officer, Secretary and a director, and Taly Keren, our Vice-President, Treasurer and a director, has agreed to limit his monthly compensation to $2,000 per month, payable as to $1,000 in cash and as to the balance in shares of restricted stock. The modest increase in management compensation between 2000 and 2001 reflects greater time contributed by management in seeking out and evaluating eight potential business opportunities during 2001.

If we are successful in identifying a suitable business opportunity or business combination, we anticipate significant increases in our expenses, including intial outlays and expenses that will be required for due diligence work and for documenting the transaction, as well as ongoing operational expenses.

Liquidity and Capital Resources

We are a development stage company that, as of December 31, 2001, is operating as a "blank check" company without an operating business. We are seeking to identify a suitable business opportunity or enter into a suitable business combination. Our company will not be able to generate any revenues without funding and completing the acquisition of a suitable business opportunity or the completion of a suitable business combination. In addition, if we are unable to identify and complete such an acquisition, then our shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2001 and December 31, 2000, our cash and cash equivalent balances were $12,991 and $103,825, respectively. We anticipate that we will require additional financing of at least $50,000 from unrelated third parties in order to continue seeking a suitable business opportunity or business combination beyond the end of the second quarter of the fiscal year ending December 31, 2002 to March 1, 2003. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing in excess of $50,000 for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

In order to conserve cash, we issued a total of 340,000 common shares to Dr. Michael Scheglov, our President, Chief Executive Officer, Secretary and a director, and Taly Keren, our Vice-President, Treasurer and a director, in settlement of $34,000 in management fees owed, and 1,000 common shares in settlement of $1,000 owed to a service provider.

Plan of Operation for the 12 Months ending December 31, 2002

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2002. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

We anticipate that we may require additional financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination beyond the end of the second quarter of the fiscal year ending December 31, 2002. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. Once we locate a suitable business opportunity or business combination, we will likely have to seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2002, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending December 31, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retains, if any.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements pertaining to Rolltech are filed as part of this annual report:
Rolltech, Inc. (audited)
Independent Auditors' Report, dated January 29, 2002
Balance Sheets as at December 31, 2001 and 2000
Statement of Stockholders'' Equity from January 25, 2000 (inception) to December 31, 2001
Statements of Operations from January 25, 2000 (inception) to December 31, 2001, for the year ended December 31, 2001 and the period ended from January 25, 2000 to December 31, 2000
Statements of Cash Flows from January 25, 2000 (inception) to December 31, 2001, for the year ended December 31, 2001 and the period ended from January 25, 2000 to December 31, 2000
Notes to the Financial Statements

ROLLTECH, INC.
(A development stage enterprise)

Financial Statements
(Expressed in U.S. Dollars)

December 31, 2001 and 2000

Index

Report of Independent Accountants

Balance Sheets

Statement of Stockholders' Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

ROLLTECH, INC.
(A development stage enterprise)

We have audited the balance sheets of Rolltech, Inc. ("the Company") (a development stage enterprise) as at December 31, 2001 and 2000 and the related statements of stockholders' equity for the years then ended and the statements of operations and cash flows for the cumulative period from January 25, 2000 (inception) to December 31, 2001, the year ended December 31, 2001 and the period ended from January 25, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial positions of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the cumulative period from January 25, 2000 (inception) to December 31, 2001, the year ended December 31, 2001 and the period ended from January 25, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the financial statements, the continued operations of the Company as a going concern is dependent on its ability to search for a suitable business to merge with or acquire. The Company has incurred recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada "MOORE STEPHENS ELLIS FOSTER LTD."

January 29, 2002 Chartered Accountants

ROLLTECH, INC.
(A development stage enterprise)

Balance Sheets
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
		2001	2000

ASSETS

Current
Cash and cash equivalents		$12,991	$103,825
Prepaid expenses and deposits		945	674

Total current assets		13,936	104,499

Fixed assets		4,507	1,439

Total assets		$18,443	$105,938

LIABILITIES

Current
Accounts payable and accrued liabilities		$11,035	$8,488
Due to related parties, non-interest
bearing and unsecured		2,000	21,214

Total current liabilities		13,035	29,702

Commitments (Note 4)

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000	common shares with a par
	value of $0.001 per share
Issued and outstanding
5,868,500	common shares
	(2000 - 5,527,500 common shares)	5,869	5,528

Additional paid-in capital		161,437	126,940

Deficit accumulated during the development stage		(161,898)	(56,232)

Total stockholders' equity		5,408	76,236

Total liabilities and stockholders' equity		$18,443	$105,938

The accompanying notes are an integral part of these financial statements.
ROLLTECH, INC.
(A development stage enterprise)

Statement of Stockholders' Equity
January 25, 2000 (inception) to December 31, 2001
(Expressed in U.S. Dollars)
					Deficit
				Compre-	accumulated	Total
			Additional	hensive	during the	Stock-
	Common stock		paid-in	income	development	holders'
	Shares	Amount	capital	(loss)	stage	equity

Shares issued for cash on February 3, 2000	4,000,000	$4,000	$11,000	$-	$-	$15,000

Shares issued for cash on July 21, 2000,
net of share issuance costs of $36,500	1,527,500	1,528	114,722	-	-	116,250

Imputed interest on loan and amount
due to related parties	-	-	1,218	-	-	1,218

Comprehensive income (loss)
- net (loss) for the period	-	-	-	(56,232)	(56,232)	(56,232)

Comprehensive income (loss)				$(56,232)

Balance, December 31, 2000	5,527,500	5,528	126,940		(56,232)	76,236

Shares issued for services on:
April 11, 2001	1,000	1	99	-	-	100
April 17, 2001	140,000	140	13,860	-	-	14,000
November 27, 2001	200,000	200	19,800	-	-	20,000

Imputed interest on amount due to related parties	-	-	738	-	-	738

Comprehensive income (loss)
net (loss) for the year	-	-	-	(105,666)	(105,666)	(105,666)

Comprehensive income (loss)				$(161,898)

Balance, December 31, 2001	5,868,500	$5,869	$161,437		$(161,898)	$5,408

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative
	from		January 25
	January 25	Year	2000
	2000 to	Ended	(inception) to
	December 31	December 31	December 31
	2001	2001	2000

Expenses
Depreciation	$1,040	$880	$160
Equipment rental - related parties	8,650	6,400	2,250
Interest (imputed) - related parties	1,956	738	1,218
Management compensation
- related parties	68,000	48,000	20,000
Office and miscellaneous	8,146	6,923	1,223
Professional fees	28,868	14,945	13,923
Rent	14,130	11,575	2,555
Telephone	5,788	4,889	899
Transfer, filing and listing	7,105	5,095	2,010
Travel	22,504	7,800	14,704

	(166,187)	(107,245)	(58,942)

Other income
Interest income	4,289	1,579	2,710

Net (loss) for the period	$(161,898)	$(105,666)	$(56,232)

(Loss) per share
Basic and diluted		$(0.02)	$(0.01)

Weighted average number of
common shares outstanding
Basic and diluted		5,646,746	4,627,222

The accompanying notes are an integral part of these financial statements.
ROLLTECH, INC.
(A development stage enterprise)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	from		January 25
	January 25	Year	2000
	2000 to	Ended	(inception) to
	December 31	December 31	December 31
	2001	2001	2000

Cash flows from (used in)
operating activities
Net (loss) for the period	$(161,898)	$(105,666)	$(56,232)
Adjustment to reconcile net loss to
net cash used in operating activities:
- depreciation	1,040	880	160
- shares issued for services provided	24,000	24,000	-
- interest (imputed) - related parties	1,956	738	1,218
Changes in assets and liabilities:
- prepaid expenses and deposits	(945)	(271)	(674)
- accounts payable and accrued liabilities	11,135	2,647	8,488

	(124,712)	(77,672)	(47,040)

Cash flows from (used in)
financing activities
Shares issued for cash, net of issuance costs	131,250	-	131,250
Advances from (repayment to) related parties	12,000	(9,214)	21,214
Loan from a related party	30,000	-	30,000
Repayment of loan from a related party	(30,000)	-	(30,000)

	143,250	(9,214)	152,464

Cash flows used in investing activities
Purchase of fixed assets	(5,547)	(3,948)	(1,599)

Increase (decrease) in cash
and cash equivalents	12,991	(90,834)	103,825

Cash and cash equivalents,
beginning of period	-	103,825	-

Cash and cash equivalents,
end of period	$12,991	$12,991	$103,825

The accompanying notes are an integral part of these financial statements.

  Incorporation and Continuance of Operations

  The Company was incorporated on January 25, 2000 under the laws of the State of Nevada. Since inception, its focus has been on the identification and acquisition of marketing licenses for high technology manufactured products. Initially, the Company planned to develop a business-to-business manufacturing technology interactive website to facilitate the marketing of any products that we succeeded in licensing.

  On February 7, 2000, as an initial marketing project, the Company entered into a Marketing License Agreement with Terlaz USA, Inc., of New York, pursuant to which it was granted an exclusive license to market a proprietary solid-state graphite-based lubricant developed by Terlaz and sold under the brand name "Cobra™ Solid Lubricant", as well as any future products that might be developed by Terlaz during the term of the Agreement.

  As a result of difficulties experienced in marketing Cobra™ Solid Lubricant, high costs and poor market conditions, the Company has been unable to obtain adequate financing to proceed with the execution of our plans, including the development and launch of its business-to-business website. Effective February 1, 2001, the Company terminated its Marketing License Agreement with Terlaz and refocused on efforts in seeking new business opportunities. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Companies", the Company is deemed to be in the Development Stage.

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

  Significant Accounting Policies

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

    2. Significant Accounting Policies (continued)

    Fixed Assets

    Fixed assets are amortized on the declining-balance basis at the following annual rate:

    Office equipment 20%

    Computer equipment 30%

    Advertising Expenses

    The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the year ended December 31, 2001 and period ended December 31, 2000.

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

    2. Significant Accounting Policies (continued)

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

    It is not practical to determine the fair value of the amount due to related parties with sufficient reliability due to the nature of the financial instruments, the absence of secondary markets and the significant cost of obtaining outside appraisals.

    2. Significant Accounting Policies (continued)

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

  Fixed Assets

	December 31, 2001
	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1,599	$ 448	$ 1,151
Office equipment	3,948	592	3,356
Total

	December 31, 2000
	Cost	Accumulated depreciation	Net book value
Office equipment	$1,599	$160	$1,439

  Commitments

  The Company has entered into an office lease with minimum lease payments as follows:

2002	$ 10,880
2003	2,720
Total

  Related Party Transaction

    The Company incurred the following expenses to its directors and a company controlled by the directors of the Company:

	Year Ended December 31 2001	January 25 2000 (inception) to December 31 2000

Management compensation	$ 48,000	$ 20,000
Equipment rental	6,400	2,250

    During the 2001 fiscal year, the Company accrued imputed interest of $738 (2000 - $318) at an interest rate of 7% (2000 - 6%) per annum on the outstanding amount due to related parties.

    During the 2000 fiscal year, the Company borrowed $30,000 from a company controlled by the directors of the Company. This $30,000 is non-interest bearing and was repaid in July, 2000. The Company accrued imputed interest of $900 at an interest rate of 6% per annum.

  Income Taxes

  At December 31, 2001, the Company has an estimated net operating loss carryforward of $157,000, expiring from 2014 to 2015 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the estimated net operating loss carryforward due to certain changes in the Company's ownership.

  The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

Estimated net operating loss carryforward	$ 45,000
Less: valuation allowance	(45,000)
$ -

  Stock Option Plan

  During 2001 fiscal year, the Company established the 2001 stock option plan (the "2001 Plan"), covering 1,000,000 shares of the Company's common stock. The 2001 Plan provides stock-based incentive compensation to employees, consultants, directors and other advisors of the Company. The term of the option under the 2001 Plan must not be more than ten (10) years from the date of the grant. As at December 31, 2001, there were no options granted under the Plan.

  Non-cash Financing Activities

During 2001 fiscal year, the Company issued 340,000 common shares to directors of the Company in settlement of $34,000 management fees owed and 1,000 common shares to a service provider in settlement of $100 owed for service rendered.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at February 26, 2002, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dr. Michael Scheglov	President, Chief Executive Officer, Secretary and Director	56	February 4, 2000
Taly Keren	Vice-President, Treasurer and Director	53	February 4, 2000
Grigoriy Goldenshteyn	Director	45	April 17, 2000
Dr. Alexander Karapetian	Director	53	April 17, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Michael Scheglov, President, Chief Executive Officer, Secretary and Director

Dr. Michael Scheglov, DMD was appointed as our Vice-President and a Director on February 4, 2000. Effective September 1, 2001, Dr. Scheglov resigned his position as Vice-President and was appointed President, Chief Executive Officer and Secretary. Dr. Scheglov has over 20 years experience in business management, operations and marketing. From 1986 to present, Dr. Scheglov was the founder, president and CEO of Mountlake Medical Immediate Care Clinics in Washington State. He successfully combined his marketing, professional and business interests in the establishment of a medical facility with 12 doctors and medical professionals. From 1996 to 1998, Dr. Scheglov has served as director of the Odessa Petroleum Corporation. In 1981, Dr. Scheglov founded DentaShield(R), which grew to include three dental care facilities in Washington and Oregon states. In 1972, Mr. Scheglov graduated from the Moscow Medical-Dental School with a Medical Doctor Degree as well as a Doctor of Dental Surgery. In 1975, he received a PhD from the School of Medicine, Moscow, Russia. In 1979, he graduated from the University of Washington, School of Dentistry as a Doctor of Dental Surgery and a Doctor of Medical Dentistry.

Taly Keren, Vice-President, Treasurer and Director

Taly Keren was appointed as our President, Chief Executive Officer and a Director on February 4, 2000. Effective September 1, 2001, Mr. Keren resigned his position as President and Chief Executive Officer and was appointed Vice-President and Treasurer. Mr. Keren brings more than 20 years of international management, investment, sales and marketing experience. His management experience includes positions in private and public companies. From 1996 to 1998, he served as president and a director of Odessa Petroleum Corporation, an international oil exploration company. In 1978, he founded Anchor Security Systems Ltd. which he successfully managed for 10 years. As founder and president of Anchor, Mr. Keren personally looked after the marketing and sales of Anchor's security products. From 1986 to 1991, Mr. Keren held board positions with Vikon International Inc. and Ossa Resources Ltd. In 1972, Mr. Keren graduated with Honours from Kherson Marine Business College, Kherson, Ukraine. In 1976, he graduated from Niagara College in St. Catherine's, Ontario, Canada.

Grigoriy Goldenshteyn, Director

Mr. Goldenshteyn was appointed to our Board of Directors on April 17, 2000. Mr. Goldenshteyn is a professional architectural and structural engineer with 20 years of experience in structural and architectural drafting and design of industrial, residential, and commercial facilities. From 1996 to present, Mr. Goldenshteyn held the position of Designer and CAD Operator at Lee Architectural Group, Inc., in which he participates in the preparation of the designs and drawings for public facilities, as well as commercial and residential projects. From 1994 to 1996, Mr. Goldenshteyn was employed by International Housing, a division of Habitech, Ltd. as the CAD Operator, with the responsibilities of preparing structural, architectural and modulation drawings for various commercial and residential projects in South East Asia. From 1982 to 1992, prior to his immigration to the United States, Mr. Goldenshteyn was a design engineer for a government consulting firm, during which he designed steel, wood and concrete structures. He supervised and coordinated the constructions of industrial and residential building projects at the State Construction Company in Kolomiya, Ukraine, from 1979 to 1982. Mr. Goldenshteyn received an Engineering Drafting and Design Certification from Lake Washington Technical College in Kirkland, Washington, which he attended from 1993 to 1994. In 1979, he received a Civil and Industrial Building Design Diploma from Rovno State University in Rovno, Ukraine, which he attended from 1993 to 1994.

Dr. Alexander Karapetian

Dr. Karapetian joined our Board of Directors on April 17, 2000. Dr. Karapetian is an entrepreneur with medical and dental professional background. From 1994 to present, Dr. Karapetian is the president and founder of the Garden of Health Medical-Dental Clinics, a chain of dental clinics, located in New York and Connecticut, of which he was responsible for the organization and the development of the business since inception, as well as the management of ten dentists and seventeen dental assistants along with eleven back office business administrators. From 1986 to 1994, Dr. Karapetian held the position of director at the International Trading Company in Moscow, Russia, during which he developed, coordinated and supported global industry networks of banking, trading, and consulting professionals through direct communication with international partners of the firm. He was the founder and the president of a dental clinic in Moscow, Russia, from 1983 to 1986, in which he managed twelve dentists and twenty dental assistants. From 1980 to 1983, Dr. Karapetian held the position of Chairman of the Department of Dentistry in the Clinic of National Union, a central refresher school of dentistry in Moscow, Russia, during which he managed 23 dentists, taught molar and periodontal surgery courses, and developed new technologies in Molar Endo and Periodontal Dentistry. He received a DDS Degree from New York University in 1992 and a DDS Degree from Moscow Medical School in 1972. In addition, Dr. Karapetian has a PhD (1978) Degree and an MD Degree (1974) from the Moscow Medical School in Russia.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Taly Keren	21	21	Nil
Dr. Michael Scheglov	21	21	Nil

The named officer and director failed to file a Form 3 - Initial Statement of Beneficial Ownership and a Form 4 Statement of Changes in Beneficial Ownership.

Item 10. Executive Compensation.

The following table summarizes the compensation of Dr. Michael Scheglov, our President, Chief Executive Officer and Secretary and Taly Keren, our Vice-President and Treasurer, during the period from incorporation (January 25, 2000) to December 31, 2000 and for the year ended December 31, 2001. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Michael Scheglov President, Chief Executive Officer and Secretary	2001 20001	$12,0002 $10,0002	Nil Nil	Nil Nil	Nil Nil	170,0002 Nil	Nil Nil
Taly Keren Vice-President and Treasurer	2001 20001	$12,0002$10,0002	Nil Nil	Nil Nil	Nil Nil	170,0002 Nil	Nil Nil

1 Incorporated January 25, 2000

2 Each of Messrs. Keren and Scheglov receive a salary pursuant to their respective management agreements. The agreements provide for payment of $2,000 per month in connection with their respective positions. For the year ended December 31, 2001, each of Messrs. Keren and Scheglov received cash compensation of $1,000 per month and were issued 340,000 common shares at a deemed issue price of $0.10 per common share.

Employment/Consulting Agreements

We have entered into oral management agreements with each of Dr. Scheglov, our President, Chief Executive Officer, Secretary and a director, and Mr. Taly Keren, our Vice-President, Treasurer and a director, pursuant to which they are each currently entitled to monthly compensation of $2,000, payable as to $1,000 in cash and as to the balance in share of restricted stock. Other than as set out in this annual report, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the year ended December 31, 2001. There were no stock options outstanding on December 31, 2001.

During the 2001 fiscal year we adopted a formal stock option plan to provide stock-based incentive compensation to employees, consultants, directors and other advisors. As at December 31, 2001 there were no options granted under the plan.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2001.

We have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of February 26, 2002, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Dr. Michael Scheglov	2,255,000	38.42%
Taly Keren	2,255,000	38.42%
Directors and Executive Officers as a Group	4,510,000 common shares	76.84%

(1) Based on 5,868,500 shares of common stock issued and outstanding as of February 26, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

An amendment to a current report on Form 8-K/A was filed on April 2, 2001 in response to comments made by the SEC staff on March 15, 2001 with respect to a change of auditor.

Financial Statements Filed as Part of the Annual Report:

The following Financial Statements pertaining to Rolltech are filed as part of this annual report:
Rolltech, Inc. (audited)
Independent Auditors' Report, dated January 29, 2002
Balance Sheets as at December 31, 2001 and 2000
Statement of Stockholders'' Equity from January 25, 2000 (inception) to December 31, 2001
Statements of Operations from January 25, 2000 (inception) to December 31, 2001, for the year ended December 31, 2001 and the period ended from January 25, 2000 to December 31, 2000
Statements of Cash Flows from January 25, 2000 (inception) to December 31, 2001, for the year ended December 31, 2001 and the period ended from January 25, 2000 to December 31, 2000

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation and Corporate Charter*

3.2 Bylaws*

(10) Material Contracts

10.1 Marketing License Agreement with Terlaz USA, Inc.*

10.2 Promissory Note for Temporary Loan to execute the initial public offering of shares*

10.3 Corporate Resolution to execute new office lease**

10.4 Corporate Resolution to terminate Marketing License Agreement**

10.5 Agreement to Terminate Marketing License Agreement**

10.6 Corporate Resolution to amend date of annual shareholder meeting**

10.7 Corporate Resolution for issuance of shares for management compensation**

10.8 2001 Stock Option Plan***

(99) Other Exhibits

99.1 Washington State Approval for Sale pursuant to WAC 21.20.210 Registration*

99.2 Washington State Share Impound Contracts for Taly Keren and Dr. Michael Scheglov*

99.3 Escrow Agreement and Washington State Addendum to Escrow Agreement*

99.4 Letter of Escrow Completion from Southwest Escrow*

_____________

* Previously filed with Rolltech's Registration Statement on Form 10-SB filed on October 4, 2000

** Previously filed with Rolltech's Quarterly Report for the period ended March 31, 2001 filed on May 15, 2001

*** Previously filed with Rolltech's Form S-8 Registration Statement filed on November 30, 2001

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLTECH, IINC.
a Nevada corporation

/s/ Dr. Michael Scheglov
______________________________
By: Dr. Michael Scheglov, President

Date: February 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Dr. Michael Scheglov
_____________________________________
Dr. Michael Scheglov, President,
Chief Executive Officer, Secretary
and Director

Date: February 28, 2002

/s/ Taly Keren
_____________________________________
Taly Keren, Vice-President, Treasurer and Director

Date: February 28, 2002

/s/ Dr. Alexander Karapetian
_____________________________________
Dr. Alexander Karapetian, Director

Date: February 28, 2002