Form 10QSB
period 2002-03-31
ROLLTECH INC
filed 2002-05-15
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27189

Rolltech, Inc. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0230423 (I.R.S. Employer Identification No.)
15411 NE 95th Street Redmond, Washington 98052 (Address of principal executive offices)
425.869.6755 (Issuer's telephone number)
Suite 811, 938 Howe Street Vancouver, British Columbia V6N 1N9 (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

6,868,500 common shares outstanding as of May 3, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Rolltech, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Vancouver, British Columbia
Date: May 15, 2002

/s/ Dr. Michael Scheglov
_____________________________
Dr. Michael Scheglov
President and Director of Rolltech, Inc.
Rolltech, Inc.
(A Development Stage Enterprise)
Consolidated Financial Statements
For the three-month periods ended
March 31, 2002 and 2001
(Unaudited - Expressed in US Dollars)
Rolltech, Inc.
(A Development Stage Enterprise)
Consolidated Financial Statements
For the three-month periods ended
March 31, 2002 and 2001
(Unaudited - Expressed in US Dollars)
Contents
Consolidated Financial Statements
Balance Sheets
Statements of Changes in Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to the Financial Statements
Rolltech, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited - Expressed in US Dollars)
	March 31	December 31
	2002	2001
Assets	(Unaudited)
Current
Cash	$4,207	$12,991
Prepaid expenses and deposits	945	945
Total Current assets	5,152	13,936

Property and equipment (Note 2)	253,198	4,507

License (Note 2)	110,000	-

Total Assets	$368,350	$18,443
Liabilities and Stockholders' Equity
Liabilities
Current
Accounts payable and accrued liabilities	$23,598	$11,035
Due to related parties (Note 3)	24,218	2,000

Total current liabilities	47,816	13,035

Note payable (Note 2)	249,000	-

Total liabilities	296,816	13,035

Stockholders' Equity
Share Capital
Authorized
common shares with a par value of 75,000,000
$0.001 per share
Issued
5,868,500 common shares	5,869	5,869
Common stock to be issued (Note 2)	110,000	-
Additional paid-in capital	161,437	161,437
Deficit accumulated during the development stage	(205,772)	(161,898)

Total stockholders' equity	71,534	5,408

Total Liabilities and Stockholders' Equity	$368,350	$18,443
The accompanying notes are an integral part of these consolidated financial statements.
Rolltech, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited - Expressed in US Dollars)
					Deficit
			Common		Accumulated
			Stock	Additional	During the	Total
	Common Stock		to be	Paid-in	Development	Stockholders'
	Shares	Amount	Issued	Capital	Stage	Equity
Shares issued for cash on Inception	4,000,000	$4,000	$-	$11,000	$-	$15,000
Shares issued for cash on July 21, 2000, net of share
issuance costs of $36,500	1,527,500	1,528	-	114,722	-	116,250
Imputed interest on loan and amount due to related parties	-	-	-	1,218	-	1,218
Net loss and comprehensive loss for the period	-	-	-	-	(56,232)	(56,232)
Balance, December 31, 2000	5,527,500	5,528	-	126,940	(56,232)	76,236
Shares issued for services at $0.001 per share on:
- April 11, 2001	1,000	1	-	99	-	100
- April 17, 2001	140,000	140	-	13,860	-	14,000
- November 27, 2001	200,000	200	-	19,800	-	20,000
Imputed interest on amount due to related parties	-	-	-	738	-	738
Net loss and comprehensive loss for the period	-	-	-	-	(105,666)	(105,666)
Balance, December 31, 2001	5,868,500	5,869	-	161,437	(161,898)	5,408
Shares to be issued for a license at $0.11 per share (Note 2)	-	-	110,000	-	-	110,000
Net loss and comprehensive loss for the period	-	-	-	-	(43,874)	(43,874)
Balance, March 31, 2002	5,868,500	$5,869	$110,000	$161,437	$(205,772)	$71,534
The accompanying notes are an integral part of these consolidated financial statements.
Rolltech, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited - Expressed in US Dollars)
			Period from
			January 25
	Three Months Ended		2000
	March 31		(inception) to
			March 31
	2002	2001	2002
Expenses
Depreciation	$309	$86	$1,349
Equipment rental - related parties	-	-	8,650
Management compensation (Note 4)	12,000	12,000	80,000
Office and miscellaneous	1,139	3,443	15,073
Professional fees	26,308	4,285	55,176
Rent	2,718	2,349	16,848
Transfer, filing and listing	1,069	4,520	8,174
Travel and promotion	-	2,530	22,504
	(43,543)	(29,213)	(207,774)
Other income (expense)
Interest income	12	855	4,301
Interest expense - related parties	(218)	(295)	(2,174)
Foreign exchange loss	(125)	-	(125)
Net loss for the period	$(43,874)	$(28,653)	$(205,772)
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)
Weighted average shares outstanding	5,868,500	5,527,500	5,278,728
The accompanying notes are an integral part of these consolidated financial statements.
Rolltech, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited - Amounts expressed in US Dollars)
			Period from
			January 25
	Three Months Ended		2000
	March 31		(inception) to
			March 31
	2002	2001	2002
Cash provided by (used in)			(cumulative)
Operating activities
Net loss for the period	$(43,874)	$(28,653)	$(205,772)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	309	86	1,349
Interest (imputed) - related parties	-	295	1,956
Shares issued for services	-	-	34,100
Increase in prepaid expenses and deposits	-	(2,637)	(945)
Increase in accounts payable and accrued liabilities	12,563	8,612	23,598
Cash used in operating activities	(31,002)	(22,297)	(145,714)
Financing activities
Proceeds on shares issued, net of issuance costs	-	-	131,250
Increase (repayment) of advances from related parties	22,218	(16,079)	24,218
Loan from a related party	-	-	30,000
Repayment of a loan from a related party	-	-	(30,000)
Cash provided by (used in) financing activities	22,218	(16,079)	155,468
Investing activities
Purchase of fixed assets	-	(370)	(5,547)
Increase (decrease) in cash	(8,784)	(38,746)	4,207
Cash, beginning of period	12,991	103,825	-
Cash, end of period	$4,207	$65,079	$4,207
Supplemental Information
Interest and taxes paid	$-	$-	$-
Non-cash investing and financing activities
- purchase of property and equipment in exchange
for note payable (Note 2)	$249,000	$-	$249,000
- purchase of license in exchange for common
stock to be issued (Note 2)	$110,000	$-	$110,000
- shares issued in exchange for services	$-	$-	$34,100
The accompanying notes are an integral part of these consolidated financial statements.
Rolltech, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
1.	Nature of Business and Ability to Continue Operations

Rolltech, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. The processing and sale of caviar and caviar-related products is now the Company's primary business. In contemplation of the acquisition, the Company incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has recognized no revenue and has accumulated operating losses of approximately $205,000 since its inception, has a working capital deficiency of $38,263 and has been relatively inactive through the period ended March 31, 2002. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3 million within the upcoming year. Amounts raised will be used to install and operate two sets of fully functional primary processing equipment in salmon caviar processing facilities in Alaska and British Columbia. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

Rolltech, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
2.	Acquisition

On March 13, 2002, the Company (through its newly-incorporated wholly-owned subsidiary, Golden Caviar Corp.) acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar products. The license is a worldwide and exclusive license to use certain intellectual property that is subject to a number of Russian patents as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products.

The purchase price for the property and equipment was $249,000 in exchange for an unsecured note payable. Interest on the note will accrue at the rate of 3% per annum, based on the unpaid balance. Repayment of the note is required as follows:

	-	$74,700 shall be paid within ten business days following the date upon which the Company closes an equity financing for an amount equal to at least $1,000,000.
	-

the remaining $74,700 and $99,600 shall be paid on or before March 1, 2003 and March 1, 2004, respectively; provided, however, that if the Company has not generated sufficient profits as to permit these payments, these payments shall be made at such time as the Company has generated sufficient profits.

In exchange for the licence (having no specified expiry), the Company issued (on April 3, 2002) 1,000,000, fully-vested, non-forfeitable, restricted shares of the Company to the Licensor. The value assigned to the common stock and license of $110,000 was based upon the trading price of the Company's common stock around the time the terms were agreed to. As part of the agreement, the wholly-owned subsidiary will pay royalties to the Licensor based on each kilogram of salmon caviar sold in bulk, less any credits provided to customers for returned merchandise, replacements or promotional purposes, at the following rates:

		Year ended	Per kilogram
		December 31	rate
		2002	$0.75
		2003	$0.65
		2004	$0.55
		2005	$0.50
		2006 and thereafter	$0.45

The license agreement also requires that the Company pay the Licensor a sum equal to 5% of net revenue received from the sale of specialty-packaged salmon caviar, smoked caviar sausage, caviar oil, caviar cream and black from red caviar products.

Because the Company's caviar business was not operational at March 31, 2002, no amortization or depreciation was recognized on the property and equipment or license for the three-month period ended March 31, 2002. Such amortization and depreciation, where applicable, will commence in the period the acquired assets are put into use.

Rolltech, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
2.	Acquisition - Continued

In connection with the acquisition, effective April 1, 2002, the Company's wholly-owned subsidiary entered into an employment agreement with the licensor for a three-year term whereby the licensor would become the President of Golden Caviar Corp. and, in addition to a monthly salary, would receive 500,000 shares of common stock of the Company on April 1, 2003 and stock options to purchase an additional 500,000 shares of common stock of the Company. The shares have not yet been issued. 100,000 stock options were granted immediately and have an exercise price of $0.51 per option. An additional 150,000 and 250,000 options are to be granted on December 31, 2002 and 2003, respectively, with the exercise price as determined by the Company's Board of Directors. The options expire in March 2007.

3.	Due to Related Parties

Amounts due to directors are unsecured and repayable on demand with interest at 10% per annum, except for $10,000 which was received as an advance on the director loans discussed below. Interest expense accrued in respect of these advances totalled $218 for the three months ended March 31, 2002 (2001 - $295).

Subsequent to March 31, 2002, the Company obtained additional loans from two directors totalling $90,000 and bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, are collateralized by a security interest over all the Company's present and after-acquired property.

4.	Related Party Transactions
	Related party transactions with the Company's directors and a company controlled by the directors are as follows:
		Three-months ended
		March 31
		2002	2001
	Equipment rental	$-	$1,350
	Management compensation	12,000	12,000
		$12,000	$13,350
	Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.
Rolltech, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
5.	Commitments
	a)

Effective May 1, 2002, the Company's wholly-owned subsidiary entered into an agreement to lease a bunkhouse, residence and processing building, all located in Petersburg, Alaska. The term of the lease is from June 15, 2002 to September 15, 2002 and requires the following payments:

		Bunkhouse	$2,800/month
		Residence	$750/month
		Processing building	Based on green roe received on premise of $0.10 per pound with a minimum guarantee of $30,000
	b)

Effective April 15, 2002, the Company's wholly-owned subsidiary entered into an agreement to lease caviar production facilities in Redmond, Washington. The term of the lease is for 36 months and requires the following payments (excluding operating costs):

		Year ended
		December 31	Amount
		2002	$53,976
		2003	82,588
		2004	85,064
		2005	28,632
			$250,260
		The Company will also pay the lessor a management fee equal to 4.25% of its rent obligation.
6.	Stock Options

On March 18, 2002, in addition to the stock options referred to in Note 2, the Company granted 500,000 stock options to various employees, directors and consultants having an exercise price of $0.51 per option and expiring in five or ten years. Such options vest in accordance with the Company's 2001 Stock Option Plan, depending on the type of optionee. At March 31, 2002, there were 500,000 stock options granted (December 31, 2001 - $Nil), of which 105,000 were exercisable on that date.

The Company follows the provisions of Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", in recognizing and measuring compensation expense for options granted to employees. Generally, compensation expense is recorded for the difference between the market price of the underlying common stock and the exercise price of the stock options.

Rolltech, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
6.	Stock Options - Continued

The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. Using assumptions of no dividends, a risk-free interest rate of 5.0%, volatility of the trading price of the Company's common stock of 100% and an estimated holding period of 36 months, the fair value of stock options granted on March 18, 2002 was $0.33 per option.

Compensation expense is remeasured on a quarterly basis for options granted to non-employees still unvested. Compensation expense is amortized over the length of the contract period (if one exists) or the period to which the options vest.

The portion of stock option compensation expense attributable to the three-month period ended March 31, 2002 resulting from the granting of stock options is insignificant.
7.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company has adopted these standards effective for its fiscal year commencing January 1, 2002. Such adoption did not affect the Company's financial statements in respect of historical transactions. Future acquisitions are required to adhere to these new standards.

Rolltech, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
7.	New Accounting Pronouncements - Continued

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard did not have a material effect on the Company's financial statements.

Item 2. Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Rolltech" mean Rolltech, Inc. and our wholly-owned subsidiary, Golden Caviar Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

Our company was incorporated on January 25, 2000 under the laws of the State of Nevada. We were initially focused on the identification and acquisition of marketing licenses for high technology manufactured products. We planned to develop a business-to-business manufacturing technology interactive website to facilitate the marketing of any products that we succeeded in licensing. In February, 2000, as an initial marketing project, we entered into a marketing license agreement pursuant to which we were granted an exclusive license to market a proprietary solid-state graphite-based lubricant. As a result of difficulties experienced in marketing the lubricant, high costs and poor market conditions, we were unable to obtain adequate financing to proceed with the execution of our plans, including the development and launch of our business-to-business website. Effective February 1, 2001, we terminated our marketing license agreement for the lubricant, and refocused on efforts in seeking new business opportunities, operating as a "blank check" company.

On March 13, 2002, acting through our wholly-owned subsidiary, Golden Caviar Corp., we entered into an arm's length agreement with Dr. Vyacheslav Sova and Sea Technology Enterprise, LLC, a Washington limited liability company controlled by Dr. Sova, pursuant to which Golden Caviar Corp. agreed to purchase certain assets from Sea Technology and to acquire an exclusive license to certain intellectual property from Dr. Sova. The transactions contemplated in this Agreement closed on March 13, 2002. The assets that Golden Caviar Corp. purchased from Sea Technology consist of equipment that will, together with the technology licensed by Dr. Sova, permit Golden Caviar Corp. to produce salmon caviar and salmon caviar products. The license that Dr. Sova granted to Golden Caviar Corp. is a worldwide and exclusive license to use certain intellectual property that is the subject of a number of Russian patents, as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products.

Since the closing of the transactions with Dr. Sova and Sea Technology Enterprise, LLC, we have been working towards establishing our infrastructure and entering into key supply relationships with the view to commencing primary processing of salmon caviar in June, 2002. For the first year of operations, we anticipate that the vast majority of our primary processed product will be sold directly to wholesalers and distributors in bulk format. Upon completion of the fishing season in September 2002, we intend to shift most of our resources to secondary product processing. Secondary processing will continue year round assuming we have sufficient inventory of salmon roe.

On April 15, 2002, Golden Caviar Corp. entered into an Industrial Lease with Benaroya Capital Company, LLC, pursuant to which Golden Caviar Corp. leased approximately 2,696 square feet of office space and approximately 4,781 square feet of warehouse space located in Redmond, Washington. This lease is for a term of thirty-six (36) months beginning May 1, 2002 and expiring April 30, 2005. During the first 12 months of the lease, Golden Caviar Corp. has agreed to pay a base monthly rent of $6,747; this amount increases to $6,950 per month on May 1, 2003 and it increases again, to $7,158 per month, on May 1, 2004. In addition to the base monthly rental payments, Golden Caviar Corp. has agreed to pay its pro-rata share of all real estate taxes and the costs of operation, management, maintenance and repair of the building in which its premises are located and the common areas of the project in which that building is located. Golden Caviar Corp. has also agreed to pay a management fee equal to 4.25% of its total monthly rental obligation (base rent plus all other monthly payments). The lease provides for two consecutive options to renew the term at market rents and a right of first offer to lease additional space in the building where the premises are located if and when the same should become available. The premises are to be used for the purposes of the production, packaging and distribution of caviar and other seafood products and for office uses. Pursuant to the terms of the lease, Golden Caviar Corp. has paid to the Landlord the sum of $7,158 to be held by the Landlord as a security deposit against Golden Caviar Corp.'s performance of the terms of the lease.

On April 18, 2002, Golden Caviar Corp. entered into an agreement with Icicle Seafoods, Inc. pursuant to which Golden Caviar Corp will purchase an unspecified amount of fresh green pink salmon eggs (Oncorhynchus gorbusha) from Icicle Seafoods during the 2002 fishing season. This agreement provides that Golden Caviar Corp. will purchase all quality grades of green pink salmon eggs rejected by Japanese customers except for those that are extremely soft or those that were inadvertently frozen by fishing vessels or tenders. Some of the information contained in this agreement is proprietary to Icicle Seafoods and we have agreed to request confidential treatment for this information from the Securities and Exchange Commission. As a result, we have not included any reference to that information in this Form 10-QSB.

On April 25, 2002, Golden Caviar Corp. entered into a Supplier Agreement with NorQuest Seafoods Inc. pursuant to which Golden Caviar Corp. agreed to purchase an unspecified amount of fresh green pink salmon eggs (Oncorhynchus gorbusha) from NorQuest Seafoods during the 2002 fishing season. This agreement provides that Golden Caviar Corp. will purchase all quality grades of green pink salmon eggs that are rejected by Japanese customers except for those that are extremely soft or those that were inadvertently frozen by fishing vessels or tenders and eggs run through a brine process or eggs from salmon that are still feeding which have a foul stench during processing along with the eggs due to decomposing food in their system. Some of the information contained in this agreement is proprietary to NorQuest Seafoods and we have agreed to request confidential treatment for this information from the Securities and Exchange Commission. As a result, we have not included any reference to that information in this Form 10-QSB.

On May 1, 2002, Golden Caviar Corp. entered into a Real Estate Lease Agreement with NorQuest Seafoods Inc. pursuant to which Golden Caviar Corp. agreed to lease a 14-room bunkhouse, a two-bedroom residence and a processing building from NorQuest Seafoods. The term of the lease for the 14-room bunkhouse and the two-bedroom residence begins on June 15, 2002 and expires on September 15, 2002. The term of the lease for the processing building begins on June 15, 2002 and expires on September 15, 2002. Rent during the term is $2,800 per month for the 14-room bunkhouse, $750 per month for the two-bedroom residence and $0.10 per pound of green roe processed at the processing building (with a minimum rent for the processing building of $30,000). Golden Caviar is required to pay up-front deposits against the rent due on June 1, 2002, in the amounts of $4,200 for the 14-room bunkhouse, $1,125 for the two-bedroom residence and $30,000 for the processing facility.

Plan of Operation

Cash Requirements

During the quarter ended March 31, 2002 we raised $10,000 in bridge financing from one of our directors. This amount was advanced pursuant to a loan evidenced by a $50,000 grid promissory note dated as of February 28, 2002. The note, which is repayable on demand, provides that the principal sum bears interest at 15% per annum both before and after each of maturity, default and judgment. Our obligation to repay the principal and interest under the note is secured against our present and after acquired property. As at March 31, 2002, we had $4,200 of cash on hand available for general working capital purposes.

Subsequent to the end of the quarter, we raised an additional $90,000 in bridge financing, an addition $40,000 from the director who advanced $10,000 during the period ended March 31, 2002 and $50,000 from another one of our directors. The loan is evidenced by a $50,000 promissory note dated as of April 15, 2001. The note, which is also repayable on demand, provides that the principal sum bears interest at 15% per annum both before and after each of maturity, default and judgment. Our obligation to repay the principal and interest under the note is secured against our present and after acquired property. As at May 14, 2002, we had approximately $30,000 of cash on hand available for general working capital purposes.

We have obtained a non-binding purchase order for $5,000,000 worth of salmon caviar products from our contact in Japan. This purchase order is in the process of being finalized with regard to pricing and terms. In anticipation of this demand, we plan to install and operate two sets of fully functional primary processing equipment in salmon processing facilities in Alaska, and additional primary processing equipment at a salmon processing facility in the Seattle area. Each of our primary processing facilities will be staffed by one company employed supervisor/technician and six production laborers, with the exception of our Petersburg facility which will require approximately 20 staff members for operations. We anticipate that each primary processing facility will be capable of processing up to 300 tons of salmon caviar over the 2002 season (June 15 through September 15) if sufficient raw product is available.

During the next six months we plan to purchase approximately $1,500,000 of raw product, and approximately $610,000 to pay rent, labor expenses and salaries. We anticipate that we will need an additional $550,000 during the next six months to fund tenant improvements at our facility in Redmond, Washington, to purchase the necessary equipment and for other working capital requirements. Since we currently have no means of generating revenues, we will have to raise the needed capital by way of debt or equity financing, the availability of which cannot be assured. (Under the asset purchase agreement between Golden Caviar Corp. and Sea Technology Enterprises LLC, Golden Caviar Corp. will be required to pay Sea Technology Enterprises LLC the sum of $74,700 in part payment of the outstanding balance of the purchase price if we are successful in closing a financing of at least $1,000,000.) These circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements forming part of this quarterly report do not include any adjustment that might result from the outcome of this uncertainty.

We anticipate that approximately 80% of our purchases of salmon caviar for the year will be concentrated between June and September, though any revenues derived from these purchases will be spread over the entire calendar year. We anticipate that we will generate sufficient revenues to offset our costs during the six month period ending March 31, 2003.

Set forth below is a more detailed discussion of some of our more significant anticipated expenditures.

Purchase and Sale of Equipment

The office and warehouse facility in Redmond, Washington, that we have leased through Golden Caviar Corp. requires the construction of tenant improvements. We anticipate that we will need to install tenant improvements costing approximately $50,000. Although we will be responsible for the cost of the tenant improvements, the landlord has agreed to reimburse us for up to $15,000 for the cost of some of these improvements.

After we have completed our tenant improvements, we will need to install secondary processing equipment at our Redmond facility and obtain the necessary permits for our operation. This equipment will include caviar cream production equipment costing $40,000, caviar sausage production equipment costing $60,000, black caviar production equipment costing $100,000, refrigeration equipment costing $50,000 and packaging equipment costing $50,000. We anticipate that it will cost us an additional $10,000 to obtain the required permits for the installation and operation of this equipment.

In addition, we anticipate that we will spend approximately $25,000 for office equipment and software for use at the Redmond facility.

In addition to our facility in Redmond, Washington, Golden Caviar Corp. has leased a primary processing facility in Petersburg, Alaska from NorQuest Seafoods, Inc. for the 2002 fishing season (June 15, 2002 through September 15, 2002), together with residential accommodation for the personnel that will work in that facility. We plan to install six reactors in this primary processing facility that will be used to process green salmon eggs into primary processed salmon caviar. The reactors were purchased from Sea Technology Enterprise, LLC pursuant to the asset purchase agreement. We anticipate that it will cost $10,000 to customize and install these six reactors and certain other necessary equipment required in the primary processing facility. Additional equipment requirements include a brine maker, one vacuum sealer and eight stainless steel pumps, which are anticipated to cost a total of $8,500. Approximately $5,000 will also be required for transportation and hook-up to local utilities. We also plan to lease a forklift and an industrial propane water heater.

We anticipate that we will operate one additional primary processing facility in the Seattle area and another in the State of Alaska during the 2002 fishing season, but we have not yet completed our negotiations for the installation of either of these facilities at this time. Each of these facilities will also require six reactors, a brine maker, one vacuum sealer and eight stainless steel pumps, which are anticipated to cost a total of $8,500 each. Approximately $5,000 will also be required for transportation and hook-up to local utilities at each facility.

Marketing

Assuming we are successful in raising sufficient debt or equity capital to undertake our planned marketing activities, we intend to send representatives to at least two tradeshows at an estimated cost of $15,000 each. Corporate identity package, logo, business cards, letterhead etc., will cost approximately $5,000. A company website will cost approximately $5,000. Brochures will cost approximately $5,000. Public relations (including the cost of any necessary translations) will cost approximately $15,000. Promotion/Samples will cost approximately $10,000, and we anticipate incurring travel and entertainment expenses of approximately $30,000.

Research and Development

We do not currently have a formal research and development effort but we plan to continue to develop new products and we intend to develop a commercially feasible process for harvesting marketable salmon roe from farmed salmon.

Employees

During the 2002 fishing season (June 15 through September 15), we plan to employ approximately 20 people at our Petersburg, Alaska primary processing facility. These people will be responsible for all of the primary processing of the green salmon roe into salmon caviar. If we are successful in negotiating agreements for the additional primary processing facilities in Seattle and Alaska, we plan to employ an additional six people in each of those facilities. After primary processing, the salmon caviar will be shipped from our primary processing facility in Petersburg, Alaska to our secondary processing facility in Redmond, Washington, where some of it will be packaged for delivery to customers and some will be further processed into caviar cream, caviar sausage and black caviar. Our Redmond, Washington facility will handle all of our secondary processing requirements. This Redmond facility will maintain a permanent staff of seven management and marketing personnel, including the President, Chief Operating Officer, Controller, Production Manager, Chief Technical Officer, Quality Control Supervisor and Director of Marketing and Sales, in addition to approximately six production personnel. Each primary processing facility will be staffed by a supervisor and five laborers with the exception of Petersburg which will have a staff of 20. We anticipate that our seasonal labor costs for the Petersburg, Alaska facility for 2002 will be approximately $90,000, and our seasonal labor costs for each of the two additional primary processing facilities that we are planning to add will be approximately $30,000. Therefore, we anticipate that our total additional primary processing seasonal labor costs for 2002 will be approximately $60,000.

We currently employ five people in the following roles: the President, Chief Operating Officer, Production Manager, Chief Technical Officer and Production Assistant. At the height of the 2002 fishing season we expect that we will employ approximately 40 people, mostly seasonal labor in our processing facilities and we expect to scale back to approximately 13 employees by mid-September. At that time, the company will employ the President, Chief Operating Officer, Controller, Production Manager, Chief Technical Officer, Quality Control Supervisor, Director of Marketing & Sales and Administrative Assistant, in addition to approximately five full-time production workers. We anticipate that our payroll for our year-round personnel during the 12-month period ending March 31, 2003 will be approximately $390,000 and that our payroll for our seasonal employees during the summer months will be approximately $150,000.

Factors That May Affect Our Company's Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating Rolltech and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

RISK FACTORS

Prospective investors should consider carefully the risk factors set out below.

WE ARE a Development Stage Company AND WE HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE ITS FORMATION Which Makes IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company that is primarily involved in the production and processing of salmon caviar and related products. As a relatively new company that has only just acquired the assets prerequisite to engaging in this business, we have not started producing or selling our products and, as a result, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any significant revenues since our formation.

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully develop and operate production facilities;

- successfully produce and continue to enhance our current products to keep pace with market demand; and

- obtain the necessary financing to implement our business plan.

Given our limited operating history, lack of sales or other sources of revenue and our history of operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

THE FACT THAT we have a history of net losses and HAVE NOT EARNED ANY REVENUES SINCE INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have never generated any revenues and we incurred a loss of $43,874 for the quarter ended March 31, 2002, a loss of $105,666 for the year ended December 31, 2001, and a loss of $56,232 for the year ended December 31, 2000. As at March 31, 2002, our accumulated loss since inception is $205,772. Although we anticipate revenues to increase, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until we have completed the installation of our production facilities and we can begin to sell our caviar products and those products gain sufficient market acceptance to generate a commercially viable and sustainable level of sales such that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph in our independent auditor's opinion on the December 31, 2001 financial statements. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

Now that we have identified a business opportunity and have purchased the equipment assets from Sea Technology and the intellectual property from Dr. Sova, we anticipate significant increases in our expenses, including initial outlays and expenses that will be required for ongoing operational expenses.

LIMITED OPERATING HISTORY

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve profitability in the business of producing and distributing salmon caviar products. Management believes our company can sustain its operations for the next six (6) months from existing working capital and operations over the next year. Because we have no cash flow to pay for Golden Caviar's operations for the next year, we plan to raise debt and/or equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

we expect to experience significant and rapid growth. if we are unable to hire staff to manage our operations, Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the production, marketing and sale of our salmon caviar and our salmon caviar products, we expect to experience a significant and rapid growth of our business. We will need to add staff to produce and market our salmon caviar and salmon caviar products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective operational and financial systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

WE MUST DEVELOP A MARKETING AND SALES PROGRAM TO GENERATE ANY SIGNIFICANT REVENUES

We will be required to develop a marketing and sales campaign that will effectively showcase our products. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our products.

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR COMPANY, OUR PRODUCTS AND OUR BUSINESS

Our success is dependent upon achieving significant market acceptance of our company and our products. We cannot guarantee that retail outlets or consumers will stock or purchase our products. Acceptance of our products will depend on the success of our advertising, promotional and marketing efforts and our ability to provide the products to retail outlets and consumers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our products, we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our products increases, we may not be able to produce enough salmon caviar and salmon caviar products to meet retail demand.

The Loss of DR. VYACHESLAV SOVA or any of OUR KEY MANAGEMENT PERSONNEL Would Have an Adverse Impact on OUR Future Development and could impair our ability to succeed.

Our performance is substantially dependent on the expertise of Dr. Vyacheslav Sova, who has been appointed the President of our subsidiary, Golden Caviar Corp., and other key management personnel, and our ability to continue to hire and retain such personnel. Dr. Sova spends approximately 95% of his working time working with our subsidiary. It may be difficult to find sufficiently qualified individuals to replace Dr. Sova or other key management personnel if we were to lose any one or more of them. Accordingly, the loss of Dr. Sova or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not currently maintain "key person" life insurance on any of our directors or senior executive officers.

SEASONAL FLUCTUATIONS

The results of our operations may be affected by the timing of wild salmon runs in North America. Seasonal demand cycles surrounding the Christmas and New Years holidays may also impact operating results. In addition, the Company's results may be affected by the timing of expenses associated with its planned expansion.

COMPETITION; LIMITED SUPPLY RESOURCES

The seafood industry, in general, and the caviar sector, in particular, is intensely competitive with regard to securing available wild supply resources.

We will compete against well-established seafood processing companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities ours, as well as against a large number of small specialty producers. There can be no assurance that we can compete successfully in this complex and changing market.

FOOD PROCESSING INDUSTRY

Food processing businesses are often affected by changes in consumer and competitive conditions, including changes in consumer tastes; national, regional, and local economic conditions and demographic trends; traffic patterns, and the type, number, and location of competing businesses. Adverse publicity resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one product may adversely affect multi-product operations such ours. In addition, factors such as inflation, increased food, labor, and employee benefit costs, regional weather conditions and the unavailability of experienced management and hourly employees may also adversely affect the food service industry in general, and our operations, financial results and prospects in particular.

GOVERNMENT REGULATION AND SUPERVISION

As a manufacturer and distributor of food products, our operations will be subject to extensive regulation by various government agencies, including the U. S. Food and Drug Administration, and the U.S. Federal Trade Commission ("FTC"), the Canadian Food Inspection Agency ("CFIA"), the European Union's European Food Safety Authority, Russia's Ministry of Health, Japan's Ministry of Health, Labour and Welfare, as well as various state, provincial and local agencies. These agencies regulate production processes, product attributes, packaging, labelling, advertising, storage and distribution. These agencies establish and enforce standards for safety, purity and labelling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our proposed production facilities. Our proposed manufacturing facilities and products will be subject to periodic inspection by federal, state, provincial and local authorities. There is no guarantee that we will be able to comply with any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

OUR CONTINUED OPERATIONS DEPEND ON THE NOVELTY OF OUR TECHNOLOGY AND RECIPES.

The production of our salmon caviar and salmon caviar products utilizes specialized technology and recipes. We anticipate that it will be necessary to continue to invest in and develop new technology and recipes on a timely basis to maintain our edge on our competition. Significant capital expenditures may be required to keep our technology current. Investments in technology may not be sufficient to maintain our competitiveness.

IF OUR COMPETITORS MISAPPROPRIATE OUR UNPATENTED PROPRIETARY KNOW-HOW AND TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

If our competitors develop substantially equivalent proprietary information or otherwise obtain access to Golden Caviar's know-how it could materially and adversely affect our business. We rely primarily on unpatented proprietary know-how in the production of our products.

We regard the protection of our patents and trade secrets as critical to our future success. We have registered our patents in Russia only and therefore have exposure to infringement in other jurisdictions. We also rely on a combination of laws and contractual restrictions, such as confidentiality agreements, to establish and protect our proprietary rights, trade dress and trade secrets. However, laws and contractual restrictions may not be sufficient to prevent misappropriation of our proprietary rights or trade secrets.

SITE LOCATIONS

The choice of site location for each of our processing facilities will be extremely important to the potential success of the particular facility. We will be competing with a wide range commercial parties (including those which desire proximity to fish processing plants but which do not necessarily require a supply of salmon roe) in attempting to identify and secure desirable locations. Although we believe that we will be able to locate alternative sites that will be suitable for our operations, there can be no assurance that such sites will be available or viable or on economic terms acceptable to us.

DEVELOPMENT AND CONSTRUCTION DELAYS

In connection with the development and construction of any new processing facility, a number of events over which we will have no control could occur that might materially adversely affect the costs and completion times of such projects. Such events include governmental regulatory approvals, shortages of or the inability to obtain labour and/or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and acts of God, availability and cost of needed debt or lease financing, and changes in federal, state or local laws or regulations. In addition, we will be dependent on unaffiliated third parties to complete the construction of our production facilities. Accordingly, there can be no assurance that we will be able to complete any of our planned processing facilities in a timely manner or within our proposed budgets.

INSURANCE COVERAGE AND POSSIBLE CLAIMS

We do not currently carry any fire insurance, casualty insurance, burglary insurance and general liability insurance. While we intend to seek such insurance coverage with such limits and deductibles as management deems prudent giving due consideration to the cost of such insurance, there can be no assurance that we will be successful in obtaining such insurance on terms acceptable to us, or at all.

Companies in the food processing industry are from time to time the subject of complaints, claims, litigation from customers alleging illness or injury or otherwise relating to food quality, health or other operational complaints. Adverse publicity resulting from such allegations may materially and adversely affect us, regardless of whether such allegations are valid or whether we are in fact liable. Activities at our processing facilities could expose the us to litigation as well.

There can be no assurance that any liability insurance coverage that we may be successful in obtaining will be adequate to insure against such risks. There can also be no assurance that we will be able to increase any coverage that we are successful in obtaining, on acceptable terms, as new facilities are opened or additional insurance is otherwise warranted. A partially or completely uninsured successful claim against us could have a material adverse effect on our business and operations.

SINCE OUR SHARES ARE thinly traded and trading on the otc bulletin board may be sporadic because it is not an exchange, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc., you may have difficulty reselling any of our common shares.

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

INTELLECTUAL PROPERTY

We regard our specially designed equipment, methods and recipes used in the production of our salmon caviar and salmon caviar products as proprietary and rely primarily on a combination of patents, employee and third-party nondisclosure agreements and other methods to protect proprietary rights. While certain of Dr. Sova's patents are registered in the Russian Federation, we do not anticipate that we will apply for patent protection in the United States, and there can be no assurance in any event that patent protection would be granted. We are aware that unauthorized copying occurs within the food production industry, and if a significant amount of unauthorized copying of our products were to occur, our business, financial condition and operating results could be adversely affected.

COMPETITION

As previously noted, the caviar industry is extremely fragmented with few producers currently offering supplies large enough to meet large distributors demands. In the salmon caviar segment, Kozak Company, North Pacific Processors, Inc., Ocean Beauty, Inc., and Icicle Seafood Inc. are the largest processors, each with less than five percent of the overall market. In Japan, Marubeni Group and Nechero hold similar market shares.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On April 3, 2002, we issued 1,000,000 to Dr. Vyacheslav Sova as consideration for the license granted by Dr. Sova. The transaction was private in nature, and the shares were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective March 18, 2002, Jim Stanley was appointed as the Chief Operating Officer of our subsidiary, Golden Caviar Corp.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On March 15, 2002, we filed a current report on Form 8-K announcing that on March 13, 2002, Golden Caviar Corp., our wholly-owned subsidiary, entered into an arm's length agreement with Dr. Vyacheslav Sova and Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova, pursuant to which Golden Caviar Corp. agreed to purchase certain assets from Sea Technology and to acquire an exclusive license to certain intellectual property from Dr. Sova.

On April 19, 2002 and April 29, 2002, we filed current reports on Form 8-K and Form 8-K/A announcing the resignation of Moore Stephens Ellis Foster Ltd. as our independent auditor and the appointment of BDO Dunwoody, LLP in their place. Our Board of Directors approved the change of auditor to BDO Dunwoody, LLP effective April 17, 2002.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Changes in Stockholders' Equity

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation and Corporate Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

(10) Material Contracts

10.1 Agreement between Golden Caviar Corp., Sea Technology Enterprise, LLC and Dr. Vyacheslav V. Sova, dated March 13, 2002 (incorporated by reference from our Form 8-K filed on March 15, 2002)

10.2 Technology License Agreement between Dr. Vyacheslav Sova and Golden Caviar Corp., dated March 13, 2002 (incorporated by reference from our Form 8-K filed on March 15, 2002)

10.3 Employment Letter between Golden Caviar Corp. and Dr. Vyacheslav Sova, dated March 13, 2002 (incorporated by reference from our Form 8-K filed on March 15, 2002)

10.4 Industrial Lease entered into between Golden Caviar Corp. and Benaroya Capital Company, LLC, dated April 15, 2002

10.5 Letter Agreement between Icicle Seafoods, Inc. and Golden Caviar Corp., dated April 18, 2002*

10.6 Supplier Agreement between Golden Caviar Corp. and NorQuest Seafoods Inc., entered into April 25, 2002*

10.7 Real Estate Lease Agreement between Golden Caviar Corp. and NorQuest Seafoods Inc. dated May 1, 2002

10.8 Secured Grid Promissory Note dated February 28, 2002 for the principal amount of $50,000 payable on demand by Rolltech, Inc. to Dr. Michael Scheglov

10.9 Secured Promissory Note dated April 15, 2002 for the principal amount of $50,000 payable on demand by Rolltech, Inc. to Taly Keren

* Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Act of 1934.

(21) Subsidiary

21.1 Golden Caviar Corp.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLTECH, INC.

/s/ Michael Scheglov
By:
Dr. Michael Scheglov, President and Director
Date: May 15, 2002

/s/ Taly Keren
By:
Taly Keren, Vice-President, Treasurer and Director
Date: May 15, 2002

/s/ Dr. Alexander Karapetian
By:
Dr. Alexander Karapetian, Director
Date: May 15, 2002

/s/ Grigoriy Goldenshteyn
By:
Grigoriy Goldenshteyn, Director
Date: May 15, 2002