Form 10QSB
period 2002-06-30
ROLLTECH INC
filed 2002-09-03
CIK 1111118

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27189

                                Rolltech, Inc.
       (Exact name of small business issuer as specified in its charter)

     Nevada                                                     98-0230423
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  35 - 148th Ave SE, Suite # 9, Bellevue, WA 98007
                     (Address of principal executive offices)

                                   206.353.8528
                            (Issuer's telephone number)

                                 15411 NE 95th Street
                               Redmond, Washington 98052
   (Former name, former address and former fiscal year, if changed since last report)

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

6,868,500 common shares outstanding as of June 30, 2002

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                         Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Rolltech, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Vancouver, British Columbia
Date: September 3, 2002

/s/ Dr. Michael Scheglov
_____________________________
Dr. Michael Scheglov
President and Director of Rolltech, Inc.



                           ROLLTECH, INC.
                           (A development stage enterprise)

                           Consolidated Financial Statements
                           (Expressed in US Dollars)

                           June 30, 2002
                           (Unaudited)



                           Index
                           -----

                           Consolidated Balance Sheets

                           Consolidated Statement of Changes in Stockholders'
                              Equity (Capital Deficit)

                           Consolidated Statements of Operations

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in US Dollars)
================================================================================
                                                         June 30    December 31
                                                            2002           2001
--------------------------------------------------------------------------------
                                                     (Unaudited)

ASSETS

Current
   Cash                                               $    3,395     $   12,991
   Prepaid expenses and deposits                             945            945
--------------------------------------------------------------------------------
Total current assets                                       4,340         13,936

Property and equipment                                     3,998          4,507
--------------------------------------------------------------------------------
Total assets                                          $    8,338     $   18,443
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

LIABILITIES

Current
   Accounts payable and accrued liabilities (Note 4)  $   69,419     $   13,035
   Due to related parties (Note 4)                       100,000           -
--------------------------------------------------------------------------------
Total current liabilities                                169,419         13,035
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Share capital (Note 2)
  Authorized:
    75,000,000 common shares with a par value of
      $0.001 per share
  Issued and outstanding
    6,868,500 (2001 - 5,868,500) common shares             6,869          5,869

Additional paid-in capital                               381,812        161,437

Deficit accumulated during the development stage        (549,762)      (161,898)
--------------------------------------------------------------------------------

Total stockholders' equity (capital deficit)            (161,081)         5,408
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity
  (capital deficit)                                   $    8,338     $   18,443
================================================================================

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit) (Unaudited)
(Expressed in US Dollars)

===================================================================================================================================
                                                                                                                             Total
                                                                                                            Deficit         Stock-
                                                                                                        accumulated       holders'
                                                                                     Additional          during the         equity
                                                         Common stock                   paid-in         development       (Capital
                                               ---------------------------------
                                                  Shares              Amount            capital               stage       Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash on inception            4,000,000         $     4,000      $    11,000      $      -         $    15,000

Shares issued for cash on July 21, 2000,
  net of share issuance cost of $36,500        1,527,500               1,528          114,722             -             116,250

Imputed interest on loan and amount due
  to related parties                                -                   -               1,218             -               1,218

Net loss and comprehensive loss
  for the period                                    -                   -                -             (56,232)         (56,232)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     5,527,500               5,528          126,940          (56,232)          76,236

Shares issued for services at $0.001
  per share on:
   - April 11, 2001                                1,000                   1               99             -                 100
   - April 17, 2001                              140,000                 140           13,860             -              14,000
   - November 27, 2001                           200,000                 200           19,800             -              20,000

Imputed interest on amount due to
  related parties                                   -                   -                 738             -                 738

Net loss and comprehensive loss
  for the period                                    -                   -                -            (105,666)        (105,666)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                     5,868,500               5,869          161,437         (161,898)           5,408

Shares issued for a license at $0.11
  per share on April 3, 2002 (Note 2)          1,000,000               1,000          109,000             -             110,000

Shares to be cancelled in connection with
  termination and return of license (Note 2)        -                   -            (110,000)            -            (110,000)

Stock option compensation (Note 6)                  -                   -             221,375             -             221,375

Net loss and comprehensive loss
  for the period                                    -                   -                -            (387,864)        (387,864)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002                         6,868,500         $     6,869          381,812      $  (549,762)     $  (161,081)
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in US Dollars)
================================================================================

                                               Cumulative
                                                     from
                                                January 25           Three           Three             Six             Six
                                                      2000          Months          Months          Months          Months
                                            (inception) to           Ended           Ended           Ended           Ended
                                                   June 30         June 30         June 30         June 30         June 30
                                                      2002            2002            2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Expenses
    Depreciation                             $       1,549   $         200   $          82   $         509   $         168
    Equipment rental - related parties               8,650            -              2,470            -              2,470
    Compensation (Notes 3 and 6)                   257,275         177,275          14,000         189,275          26,000
    Office and miscellaneous                        17,577           2,504           2,773           3,643           6,216
    Professional fees                               91,220          36,044           2,055          62,352           4,585
    Rent                                            19,636           2,788           2,898           5,506           5,247
    Transfer, filing and listing fees                8,448             274           2,433           1,343           6,953
    Travel and promotion                            22,504            -              1,238            -              5,523
-----------------------------------------------------------------------------------------------------------------------------
                                                  (426,859)       (219,085)        (27,949)       (262,628)        (57,162)

Other income (expense)
    Interest income                                  4,333              32             447              44           1,302
    Interest expense (Note 4)                       (5,400)         (3,227)           -             (3,444)           (295)
    Foreign exchange loss                             (176)            (51)           -               (176)           -
-----------------------------------------------------------------------------------------------------------------------------

Net loss from continuing operations               (428,102)       (222,331)        (27,502)       (266,204)        (56,155)

Loss from discontinued operations                 (121,660)       (121,660)           -           (121,660)           -
(Note 2)
-----------------------------------------------------------------------------------------------------------------------------

Net loss and comprehensive loss for
  the period                                 $    (549,762)  $    (343,991)  $     (27,502)  $    (387,864)  $     (56,155)

Loss per share
  Basic and diluted
    From continuing operations               $       (0.10)  $       (0.04)  $       (0.01)  $       (0.05)  $       (0.01)
    Discontinued operations                          (0.03)          (0.01)            -             (0.01)            -
-----------------------------------------------------------------------------------------------------------------------------

    After discontinued operations            $       (0.13)  $       (0.05)  $       (0.01)  $       (0.06)  $       (0.01)
=============================================================================================================================
Weighted average shares
  outstanding                                    4,301,074       6,835,533       5,645,067       6,354,688       5,585,959
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
================================================================================

                                                            Cumulative
                                                                  from
                                                            January 25            Six             Six
                                                                  2000         Months          Months
                                                        (inception) to          Ended           Ended
                                                               June 30        June 30         June 30
                                                                  2002           2002            2001
-------------------------------------------------------------------------------------------------------
Cash used in operating activities
   Net loss from continuing operations for the period   $    (428,102)  $    (266,204)  $     (56,155)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     - depreciation                                             1,549             509             168
     - interest expense                                         1,956            -               -
     - shares issued for services                              34,100            -               -
     - stock option compensation                              165,275         165,275          14,100
   Changes in assets and liabilities:
     - increase in prepaid expenses and deposits                 (945)           -             (4,637)
     - increase (decrease) in accounts payable and
         accrued liabilities                                   69,419          56,384         (12,204)
-------------------------------------------------------------------------------------------------------
                                                             (156,748)        (44,036)        (58,728)
-------------------------------------------------------------------------------------------------------

Loss from discontinued operations                            (121,660)       (121,660)           -

Stock option compensation                                      56,100          56,100            -
-------------------------------------------------------------------------------------------------------
                                                              (65,560)        (65,560)           -
-------------------------------------------------------------------------------------------------------
                                                             (222,308)       (109,596)        (58,728)
-------------------------------------------------------------------------------------------------------

Cash provided by financing activities
   Shares issued for cash, net of issuance costs              131,250            -               -
   Loan from related parties                                  130,000         100,000            -
   Repayment of loan from a related party                     (30,000)           -               -
-------------------------------------------------------------------------------------------------------
                                                              231,250         100,000            -
-------------------------------------------------------------------------------------------------------
Cash used in investing activities
   Purchase of fixed assets                                    (5,547)           -               (370)
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                     3,395          (9,596)        (59,098)

Cash, beginning of period                                        -             12,991         103,825
-------------------------------------------------------------------------------------------------------
Cash, end of period                                     $       3,395   $       3,395   $      44,727
=======================================================================================================
Supplemental Information (Note 8)
=======================================================================================================


The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



1.   Nature of Business and Ability to Continue Operations

     Rolltech, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. In contemplation of the acquisition, the Company incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business. The processing and sale of caviar and caviar-related products was the Company's primary business from late March 2002 until June 2002. At this time the Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar business, became inactive and began the search for new business opportunities. The results of operations for the caviar business are presented in these financial statements as discontinued operations. (Note 2)

     The interim financial statements included herein, presented in accordance with United States of America generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================


1.   Nature of Business and Ability to Continue Operations (continued)

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has recognized no revenue and has accumulated operating losses of approximately $550,000 since its inception, has a working capital deficiency of $165,079 and returned to inactive status in June 2002 upon disposal of its recently purchased caviar business. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, finding a new business for the Company, obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to develop a new business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.   Acquisition and Subsequent Disposition

     On March 13, 2002, the Company (through its newly-incorporated wholly-owned subsidiary, Golden Caviar Corp.) acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar products. The license was a world-wide and exclusive license to use certain intellectual property that is subject to a number of Russian patents as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products.

     The purchase price for the property and equipment was $249,000 in exchange for an unsecured note payable. Interest on the note was to accrue at the rate of 3% per annum, based on the unpaid balance. Repayment of the note was required as follows:

     a) $74,700 to be paid within ten business days following the date upon which the Company closes an equity financing for an amount equal to at least $1,000,000.

     b) The remaining $74,700 and $99,600 to be paid on or before March 1, 2003 and March 1, 2004, respectively; provided, however, that if the Company had not generated sufficient profits as to permit these payments, these payments shall be made at such time as the Company had generated sufficient profits.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



2.   Acquisition and Subsequent Disposition (continued)

     In exchange for the licence (having no specified expiry), the Company issued (on April 3, 2002) 1,000,000, fully-vested, non-forfeitable, restricted shares of the Company to the Licensor. The value assigned to the common stock and license of $110,000 was based upon the trading price of the Company's common stock around the time the terms were agreed to. As part of the agreement, the wholly-owned subsidiary would also pay royalties to the Licensor based on each kilogram of salmon caviar sold in bulk, less any credits provided to customers.

     The license agreement also required that the Company pay the Licensor a sum equal to 5% of net revenue received from the sale of specialty-packaged salmon caviar, smoked caviar sausage, caviar oil, caviar cream and other caviar products.

     Because the Company's caviar business was not yet functional and operational, no amortization or depreciation was recognized on the acquired property and equipment or license for the six-month period ended June 30, 2002.

     In connection with the acquisition, effective April 1, 2002, the Company's wholly-owned subsidiary entered into an employment agreement with the licensor for a three-year term whereby the licensor would become the President of Golden Caviar Corp. and, in addition to a monthly salary, would receive 500,000 shares of common stock of the Company on April 1, 2003 and stock options to purchase an additional 500,000 shares of common stock of the Company. The shares were not issued. 100,000 stock options were granted with an exercise price of $0.51 each. An additional 150,000 and 250,000 options were to be granted on December 31, 2002 and 2003, respectively, with the exercise price as determined by the Company's Board of Directors. The options were scheduled to expire in March 2007.

     In June 2002, the Company decided to discontinue its caviar business over an unresolvable dispute with the licensor. In connection therewith, the licensor filed a lawsuit in the State of Washington over the matter. The Company counter claimed. On July 3, 2002, the Company signed a settlement agreement with the licensor to terminate the above-noted acquisition and release each party from claims filed. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 issued common shares of the Company (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor, and all the commitments (Note 5). The effect of the termination has been recorded in the financial statements for the six months ended June 30, 2002. There was no activity between the June measurement date and the July disposal date.

     The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at June 30, 2002. The loss from discontinued operations presented on the Statement of Operations consists of expenses incurred in the caviar business from April 1, 2002 until June 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



3.   Related Party Transactions

     Related party transactions with the Company's directors and a company controlled by the directors not disclosed elsewhere in these financial statements are as follows:

     ---------------------------------------------------------------------------
                                                       Six months     Six months
                                                       ended June     ended June
                                                         30, 2002       30, 2001
     ---------------------------------------------------------------------------
     Management compensation                           $   24,000    $   24,000
     Equipment rental                                        -            2,470
     ---------------------------------------------------------------------------
                                                       $   24,000    $   26,470
     ===========================================================================

     Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

4.   Due to Related Parties

     During the six months ended June 30, 2002, the Company obtained loans from two directors totalling $100,000, bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, are collateralized by a security interest over all the Company's present and after-acquired property. Interest accrued on these loans for the six months ended June 30, 2002 totalled $3,227 (2001 - $Nil).

     Other amounts due to these directors in respect of expenses requiring reimbursement and unpaid management fees are unsecured, non-interest bearing and repayable on demand. The amount owing in this regard was $34,603 and included in accounts payable and accrued liabilities at June 30, 2002 (December 31, 2001 - $7,300).

5.   Commitments

     The following commitments commenced during the period and were terminated during the period. (Note 2)

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



5.   Commitments (continued)

     (a) Effective May 1, 2002, the Company's wholly-owned subsidiary entered into an agreement to lease a bunkhouse, residence and processing building, all located in Petersburg, Alaska. The term of the lease was to be from June 15, 2002 to September 15, 2002 and required the following payments:

               Bunkhouse             $2,800/month
               Residence             $  750/month
               Processing building   Based on green roe received on premise of
                                     $0.10 per pound with a minimum guarantee of
                                     $30,000

     (b) Effective April 15, 2002, the Company's wholly-owned subsidiary entered into an agreement to lease caviar production facilities in Redmond, Washington. The term of the lease was for 36 months and required the following payments (excluding operating costs):

          -------------------------------------------------------------------
          Year ended December 31
          -------------------------------------------------------------------
           2002                                                      $ 53,976
           2003                                                        82,588
           2004                                                        85,064
           2005                                                        28,632
          -------------------------------------------------------------------
          Total                                                      $250,260
          ===================================================================

          The Company was also scheduled to pay the lessor a management fee equal to 4.25% of its rent obligation.

     The Company terminated its obligations under these agreements and is of the understanding that no penalties will be levied in connection therewith. In the event that penalties are levied, the expense will be recorded in the period it becomes likely.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



6.   Stock Options

     On March 18, 2002, in addition to the stock options referred to in Note 2, the Company granted 500,000 stock options to various employees, directors and consultants having an exercise price of $0.51 per option and expiring in five or ten years. Such options vest in accordance with the Company's 2001 Stock Option Plan, depending on the type of optionee. At June 30, 2002, there were 600,000 stock options granted (December 31, 2001 - Nil), of which 390,000 were exercisable on that date. Pursuant to the settlement agreement with licensor (Note 2), 100,000 options were cancelled in July 2002.

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

     Stock option compensation expense attributable to the six-month periods ended June 30, 2002 and 2001 resulting from the granting of stock options is as follows:

     ---------------------------------------------------------------------------
                                                             2002         2001
     Continuing operations - compensation
       expense                                          $  165,275   $     -
     Discontinued operations                                56,100         -
     ---------------------------------------------------------------------------
     Total                                              $  221,375   $     -
     ===========================================================================

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



7.   Comparative Figures

     Certain comparative figures were reclassified to conform with the current period's presentation.

8.   Supplemental Cash Flow Information

                                                            Cumulative
                                                                  from
                                                            January 25            Six             Six
                                                                  2000         Months          Months
                                                        (inception) to          Ended           Ended
                                                               June 30        June 30         June 30
                                                                  2002           2002            2001
-------------------------------------------------------------------------------------------------------
Interest and taxes paid                                 $        -      $        -      $        -
  Non-cash operating investing and financing
  Activities
   - shares issued in exchange for services             $      34,100   $        -      $      14,100
   - purchase of property and equipment in
     exchange for note payable (Note 2)                 $     249,000   $     249,000   $        -
   - cancellation of note payable for purchase of
     property and equipment (Note 2)                    $    (249,000)  $    (249,000)  $        -
   - purchase of license in exchange for common
     shares (Note 2)                                    $     110,000   $     110,000   $        -
   - cancellation of license pending return of
     shares (Note 2)                                    $    (110,000)  $    (100,000)  $        -
   - stock option compensation (Note 6)                 $     221,375   $     221,375   $        -

9.   New Accounting Pronouncements

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

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)
(Expressed in US Dollars)
================================================================================



9.   New Accounting Pronouncements (continued)

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

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

On March 13, 2002, acting through our wholly-owned subsidiary, Golden Caviar Corp., we entered into an arm's length agreement with Dr. Vyacheslav Sova and Sea Technology Enterprise, LLC, a Washington limited liability company controlled by Dr. Sova, pursuant to which Golden Caviar Corp. agreed to purchase certain assets from Sea Technology and to acquire an exclusive license to certain intellectual property from Dr. Sova. The transactions contemplated in this Agreement closed on March 13, 2002. The assets that Golden Caviar Corp. purchased from Sea Technology consist of equipment that will, together with the technology licensed by Dr. Sova, permit Golden Caviar Corp. to produce salmon caviar and salmon caviar products. The license that Dr. Sova granted to Golden Caviar Corp. was a worldwide and exclusive license to use certain intellectual property that is the subject of a number of Russian patents, as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products.

Since the closing of the transactions with Dr. Sova and Sea Technology Enterprise, LLC, we were working towards establishing our infrastructure and entering into key supply relationships with the view to commencing primary processing of salmon caviar in June 2002.

Subsequent Developments in Golden Caviar Corp.'s Relationship With Dr. Sova

On May 1, 2002, Dr. Sova purported to hire his attorney, Oleg Ordinartsev, as Golden Caviar Corp.'s Vice President of Internal Affairs at a salary of $5,000 per month, despite the fact that Golden Caviar Corp.'s board of directors had authorized Dr. Sova to hire Mr. Ordinartsev only in a limited role as caviar production plant manager. On or about May 1, 2002, Mr. Ordinartsev, acting without authorization by Golden Caviar Corp.'s board of directors, purported to hire three individuals on behalf of Golden Caviar Corp. Golden Caviar Corp.'s board of directors informed Dr. Sova of the board's strong disapproval of these actions (including the title bestowed upon Mr. Ordinartsev by Dr. Sova without authorization of the board), and commenced an independent assessment as to whether certain actions taken by Mr. Ordinartsev (including the purported hiring of the additional persons) were in keeping with his duties to Golden Caviar.

After due inquiry, the board of directors of Golden Caviar Corp. terminated the employment of Oleg Ordinartsev, and three of the persons that Mr. Ordinartsev had purported to hire on behalf of Golden Caviar Corp.

Golden Caviar Corp.'s board of directors also approved:

1. an amendment to Dr. Sova's Employment Agreement on May 23, 2002, to be effective immediately, to change Dr. Sova's title to Chief Technical Officer and to effect a corresponding change to the description of his duties; and

2. the appointment of Dr. Scheglov as the President of Golden Caviar.

On or about June 7, 2002, Golden Caviar was informed by Gregory White (the "Receiver") that he acts as receiver for the affairs of Alaska Russia Salmon Caviar Co., Inc. and/or other entities in which Dr. Sova had or may have had, directly or indirectly, an interest. The Receiver informed Golden Caviar Corp. that, in such capacity, he was asserting a claim against some or all of the equipment that Golden Caviar Corp. had purchased from Sea Technology Enterprise, LLC.

Golden Caviar Has Been Left With No Means to Commence its Planned Business

To date, Sea Technology Enterprise, LLC effected delivery to Golden Caviar Corp. of some but not all of the equipment that it had contracted to deliver to Golden Caviar Corp., and Dr. Sova has failed to effect delivery of know-how forming part of the technology that he had licensed to Golden Caviar Corp. In addition, much of the equipment that has been delivered was discovered upon post-delivery inspection to be in need of repair or otherwise unsuited to the processing of salmon caviar. As a result, Golden Caviar has been unable to effect its business plan, and has no means to do so. Golden Caviar Corp. fell into arrears on its lease of the office and warehouse facility in Redmond, Washington, and has vacated the premises in response to an eviction notice by the landlord. Golden Caviar has terminated its supplier agreement on amicable terms with Icicle Seafoods, Inc. and is negotiating the termination of its supplier agreement with NorQuest Seafoods Inc., and a real estate lease agreement with NorQuest Seafoods Inc. We do not expect the termination of these agreements to have adverse consequences to our company.

Lawsuit Against Golden Caviar Corp. by Law Office of Oleg Ordinartsev PLLC

On or about May 24, 2002, the Law Office of Oleg Ordinartsev PLLC filed a lawsuit in the King County Superior Court, Case No. 02-2-16398-0 SEA, against Golden Caviar (the "Ordinartsev Action") alleging breach of a purported agreement between Golden Caviar Corp. and the plaintiff Oleg Ordinartsev PLLC and seeking specific performance. On or about June 10, 2002 Golden Caviar Corp. filed its answer to the complaint in the Ordinartsev Action, in which it denied the substantive allegations therein, raised several affirmative defences, and filed a counterclaim against the plaintiff alleging interference with a business expectancy, trespass and misrepresentation.

Third Party Claim by Golden Caviar Corp. Against Dr. Sova and Sea Technology Enterprise, LLC

On June 27, 2002, Golden Caviar Corp. filed an amended answer, counterclaim and third party complaint in the Ordinartsev Action naming Dr. Sova and Sea Technology Enterprise, LLC as third party defendants. In addition to seeking judgment to the effect that the plaintiff's claims against Golden Caviar Corp. be dismissed with prejudice, Golden Caviar Corp. is seeking that judgment be entered in its favor and against the plaintiff, Dr. Sova, Mr. Ordinartsev personally and Sea Technology Enterprise, LLC for damages in an amount to be proven at trial, for prejudgment interest, for attorney fees; and for such other and further relief as the Court deems just, equitable and proper.

On June 27, 2002, we filed a report on Form 8-K announcing that on June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, discontinued proposed business operations with Dr. Vyacheslav Sova, Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova. (Detailed report on Form 8-K filed on June 27, 2002).

Effective June 27, 2002 we have begun to refocus on efforts in seeking new business opportunities.

On July 3, 2002, Rolltech and our wholly-owned subsidiary, Golden Caviar, entered into Agreement with Dr. Sova and Sea Technology to release from any and all claims including, without limitation, any and all claims being litigated in the King County Superior Court, Case No. 02-2-16398-0 SEA, or which could arise from any of the agreements or relationships by and between Golden Caviar, Rolltech, Sova and Sea Technology.

Concurrently, Rolltech and and its wholly-owned subsidiary, Golden Caviar entered into to Agreement with Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future, which have arisen out of or could be alleged to have arisen out of the claims by Golden Caviar contained in the King County Superior Court, Case No. 02-2-16398-0 SEA.

In the consolidated financial statements for the six months ended June 30, 2002, the caviar business has been segregated and presented as a "discontinued operation". The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the licence, the unsecured note payable, the 1 million common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our company. No revenue was recognized from the caviar business during the period of time we operated it.

Our Current Business

Since we discontinued our business relation with Dr. Sova and Sea technology LLC, we no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities or business combinations that may be brought to management's attention through present associations. In analyzing prospective business opportunities or business combinations, management will consider, among other factors, such matters as:

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

(j) the perceived public recognition or acceptance of products, services or trades; and

(k) name identification

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies that may not succeed. We and, therefore, our shareholders will assume such risks.

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

Management believes that it currently lacks sufficient cash flow to provide its current cash requirements for the next twelve months without additional equity financing or loans from directors. Until a business is acquired providing the cash flow necessary to sustain the Registrant's cash flow requirements, the Registrant will continue to rely on certain of the directors to finance the deficiency of cash from operations.

The Registrant does not presently have any agreements, arrangements or understandings for the acquisition of new businesses. We are actively searching for potential acquisitions, but there is no assurance that our search will locate good investment targets or provide sufficient financing opportunities to allow us to meet our liabilities and commitments as they come due.

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

Need for Additional Financing

We anticipate that we will require additional financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination beyond the end of the second quarter of the fiscal year ending December 31, 2002. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

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

Ability to Generate Revenues is Uncertain

For the six month period ended June 30, 2002, we incurred a loss of $387,864, including $121,660 related to our now discontinued caviar business. For the year ended December 31, 2001 (our last as a blank check company), we incurred a net loss of $105,666. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. At this time, we have no ability to generate revenues. Our former auditor's report on our December 31, 2001 financial statements contained an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                            Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, entered into a pending lawsuits with Dr. Vyacheslav Sova, Oleg Ordinartsev and Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova.

On July 3, 2002, Rolltech and its wholly-owned subsidiary, Golden Caviar, entered into Agreement with Dr. Sova and Sea Technology to release from any and all claims including, without limitation, any and all claims being litigated in the King County Superior Court, Case No. 02-2-16398-0 SEA, or which could arise from any of the agreements or relationships by and between Golden Caviar, Rolltech, Sova and Sea Technology.

Concurrently, Rolltech and and its wholly-owned subsidiary, Golden Caviar entered into to Agreement with Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future, which have arisen out of or could be alleged to have arisen out of the claims by Golden Caviar contained in the King County Superior Court, Case No. 02-2-16398-0 SEA.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

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

On April 19, 2002 and April 29, 2002, we filed current reports on Form 8-K and Form 8-K/A announcing the resignation of Moore Stephens Ellis Foster Ltd. as our independent auditor and the appointment of BDO Dunwoody LLP in their place. Our

Board of Directors approved the change of auditor to BDO Dunwoody LLP effective April 17, 2002.

On June 27, 2002, we filed a report on Form 8-K announcing that on June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, Discontinued Proposed Business Operations and entered into a pending lawsuits with Dr. Vyacheslav Sova, Oleg Ordinartsev and Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova.

On Aug. 16, 2002, the Company filed a report on Form 8-K announcing that an Agreement had been reached between Rolltech and its wholly-owned subsidiary, Golden Caviar and Dr Sova and Sea Technology and Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC to forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future. The termination of the agreement resulted to the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 fully-vested, non-forfeitable, restricted shares of the Company, employment agreement with the licensor, the stock options issued, and all the commitments

Consolidated Financial Statements Filed as a Part of the Quarterly Report Our consolidated financial statements include:

         Balance Sheets

         Statements of Changes in Stockholders' Equity (Capital Deficit)

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

ROLLTECH, INC.


By:  /s/ Michael Scheglov
   ----------------------------------------------
Dr. Michael Scheglov, President and Director
Date: September 3, 2002

By:  /s/ Taly Keren
   ----------------------------------------------
Taly Keren, Vice-President, Treasurer and Director
Date: September 3, 2002


By:  /s/ Dr. Alexander Karapetian
   ----------------------------------------------
Dr. Alexander Karapetian, Director
Date: September 3, 2002


By:  /s/ Grigoriy Goldenshteyn
   ----------------------------------------------
Grigoriy Goldenshteyn, Director
Date: September 3, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Rolltech, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Michael Scheglov, Chief Executive Officer and Taly Keren Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated September 3, 2002                   /s/Michael Scheglov
                                         _____________________________________
                                         Michael Scheglov
                                         President and Chief Executive Officer


Dated September 3, 2002                  /s/Taly Keren
                                         _____________________________________
                                         Taly Keren
                                         VP and Chief Financial Officer