Form 10QSB
period 2002-09-30
ROLLTECH INC
filed 2002-11-15
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest p racticable date:

5,868,500 common shares outstanding as of September 30, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Rolltech, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Vancouver, British Columbia
Date: September 30, 2002

/s/ Dr. Michael Scheglov
_____________________________
Dr. Michael Scheglov
President and Director of Rolltech, Inc.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

September 30, 2002
(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30	December 31
	2002	2001

	(Unaudited)
ASSETS

Current
Cash	$27	$12,991
Prepaid expenses and deposits	-	945

Total current assets	27	13,936

Property and equipment	3,744	4,507

Total assets	$3,771	$18,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 4)	$92,865	$13,035
Due to related parties (Note 4)	100,000	-

Total current liabilities	192,865	13,035

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Share capital (Note 2)
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding
5,868,500 (2001 – 5,868,500) common shares	5,869	5,869

Additional paid-in capital	442,187	161,437

Deficit accumulated during the development stage	(637,150)	(161,898)

Total stockholders' equity (capital deficit)	(189,094)	5,408

Total liabilities and stockholders' equity (capital deficit)	$3,771	$18,443

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)
(Unaudited)
(Expressed in US Dollars)

					Total
				Deficit	Stock-
				accumulated	holders'
	Common stock		Additional	during the	equity
			paid-in	development	(Capital
	Shares	Amount	capital	stage	Deficit)

Shares issued for cash on inception	4,000,000	$4,000	$11,000	-	$15,000
Shares issued for cash in July 2000, net of share
issuance cost of $36,500	1,527,500	1,528	114,722	-	116,250
Imputed interest on loan and amount due to related parties	-	-	1,218		1,218
Net loss and comprehensive loss for the period	-	-	-	(56,232)	(56,232)

Balance, December 31, 2000	5,527,500	5,528	126,940	(56,232)	76,236
Shares issued for services at $0.001 per share in:
- April 2001	141,000	141	13,959	-	14,100
- November 2001	200,000	200	19,800	-	20,000
Imputed interest on amount due to related parties	-	-	738	-	738
Net loss and comprehensive loss for the period	-	-	-	(105,666)	(105,666)

Balance, December 31, 2001	5,868,500	5,869	161,437	(161,898)	5,408
Shares issued for a license at $0.11 per share in
April 2002 (Note 2)	1,000,000	1,000	109,000	-	110,000
Shares cancelled in connection with termination and return of
license in July 2002 (Note 2)	(1,000,000)	(1,000)	(109,000)	-	(110,000)
Stock option compensation (Note 6)	-	-	280,750	-	280,750
Net loss and comprehensive loss for the period	-	-	-	(475,252)	(475,252)

Balance, September 30, 2002	5,868,500	$5,869	$442,187	$(637,150)	$(189,094)

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Cumulative
	From
	January 25	Three	Three	Nine	Nine
	2000	Months	Months	Months	Months
	(inception) to	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30	September 30
	2002	2002	2001	2002	2001

Expenses
Depreciation	$1,803	$255	$89	$763	$257
Equipment rental - related parties	8,650	-	1,800	-	4,270
Compensation (Notes 3 and 6)	328,650	71,375	12,000	260,650	38,000
Office and miscellaneous	19,054	1,477	4,326	5,120	10,542
Professional fees	96,457	5,237	1,500	67,589	6,085
Rent	19,636	-	2,804	5,506	8,051
Transfer, filing and listing fees	9,129	680	187	2,024	7,140
Travel and promotion	24,073	1,569	297	1,569	5,820

	(507,452)	(80,593)	(23,003)	(343,221)	(80,165)

Other income (expense)
Interest income	4,333	-	222	44	1,524
Interest expense (Note 4)	(9,753)	(4,352)	-	(7,797)	(295)
Foreign exchange loss	(190)	(15)	-	(190)	-

Net loss from continuing
operations	(513,062)	(84,960)	(22,781)	(351,164)	(78,936)

Loss from discontinued operations
(Note 2)	(124,088)	(2,428)	-	(124,088)	-

Net loss and comprehensive loss
for the period	$(637,150)	$(87,388)	$(22,781)	$(475,252)	$(78,936)

Loss per share
Basic and diluted
From continuing operations	$(0.11)	$(0.01)	$(0.01)	$(0.06)	$(0.01)
Discontinued operations	(0.03)	(0.00)	-	(0.02)	-

After discontinued operations	$(0.14)	$(0.01)	$(0.01)	$(0.08)	$(0.01)

Weighted average shares
Outstanding	4,451,435	5,901,109	5,668,500	6,201,833	5,652,489

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Cumulative
	from
	January 25	Nine	Nine
	2000	Months	Months
	(inception) to	Ended	Ended
	September 30	September 30	September 30
	2002	2002	2001

Cash used in operating activities
Net loss from continuing operations for the period	$(513,062)	$(351,164)	$(78,936)
Adjustments to reconcile net loss to
Net cash used in operating activities:
- depreciation	1,803	763	257
- interest expense	1,956	-	-
- shares issued for services	34,100	-	14,100
- stock option compensation	224,650	224,650	-
Changes in assets and liabilities:
- decrease (increase) in prepaid expenses and
deposits	-	945	(4,637)
- increase (decrease) in accounts payable and
accrued liabilities	92,865	79,830	(3,400)

	(157,688)	(44,976)	(72,616)

Loss from discontinued operations	(124,088)	(124,088)	-
Stock option compensation – discontinued	56,100	56,100	-

	(67,988)	(67,988)	-

	(225,676)	(112,964)	(72,616)

Cash provided by financing activities
Shares issued for cash, net of issuance costs	131,250	-	-
Loan from related parties	130,000	100,000	-
Repayment of loan from a related party	(30,000)	-	-

	231,250	100,000	-

Cash used in investing activities
Purchase of property and equipment	(5,547)	-	(370)

Increase (decrease) in cash	27	(12,964)	(72,986)
Cash, beginning of period	-	12,991	103,825

Cash, end of period	$27	$27	$30,839

Supplemental Information (Note 8)

The accompanying notes are an integral part of these financial statements.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

1.

Nature of Business and Ability to Continue Operations

Rolltech, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. In contemplation of the acquisition, the Company incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business. The processing and sale of caviar and caviar-related products was the Company’s primary business from late March 2002 until June 2002. At this time the Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar business, became inactive and began the search for new business opportunities. The results of operations for the caviar business are presented in these financial statements as discontinued operations. (Note 2)

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company’s 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

2.

Nature of Business and Ability to Continue Operations (continued)

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has recognized no revenue and has accumulated operating losses of approximately $637,000 since its inception, has a working capital deficiency of $192,838 and returned to inactive status in June 2002 upon disposal of its caviar business. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, finding a new business for the Company, obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to develop a new business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

3.

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
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

3.

Acquisition and Subsequent Disposition (continued)

In exchange for the licence (having no specified expiry), the Company issued (on April 3, 2002) 1,000,000, fully-vested, non-forfeitable, restricted shares of the Company to the Licensor. The value assigned to the common stock and license of $110,000 was based upon the trading price of the Company’s common stock around the time the terms were agreed to. As part of the agreement, the wholly-owned subsidiary would also pay royalties to the Licensor based on each kilogram of salmon caviar sold in bulk, less any credits provided to customers.

The license agreement also required that the Company pay the Licensor a sum equal to 5% of net revenue received from the sale of specialty-packaged salmon caviar, smoked caviar sausage, caviar oil, caviar cream and other caviar products.

Because the Company’s caviar business was not yet functional and operational, no amortization or depreciation was recognized on the acquired property and equipment or license for the nine-month period ended September 30, 2002.

In connection with the acquisition, effective April 1, 2002, the Company’s wholly-owned subsidiary entered into an employment agreement with the licensor for a three-year term whereby the licensor would become the President of Golden Caviar Corp. and, in addition to a monthly salary, would receive 500,000 shares of common stock of the Company on April 1, 2003 and stock options to purchase an additional 500,000 shares of common stock of the Company. The shares were not issued. 100,000 stock options were granted with an exercise price of $0.51 each. An additional 150,000 and 250,000 options were to be granted on December 31, 2002 and 2003, respectively, with the exercise price as determined by the Company’s Board of Directors. The options were scheduled to expire in March 2007.

In June 2002, the Company decided to discontinue its caviar business over an unresolvable dispute with the licensor. In connection therewith, the licensor filed a lawsuit in the State of Washington over the matter. The Company counter claimed. On July 3, 2002, the Company signed a settlement agreement with the licensor to terminate the above-noted acquisition and release each party from claims filed. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 issued common shares of the Company (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor, and all the commitments (Note 5). The effect of the termination has been recorded in the financial statements for the nine months ended September 30, 2002. There was no activity between the June measurement date and the July disposal date.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

3.

Acquisition and Subsequent Disposition (continued)

The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at September 30, 2002. The loss from discontinued operations presented on the Statement of Operations consists of expenses incurred in the caviar business from April 1, 2002 until June 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business.

4.	Related Party Transactions Related party transactions with the Company’s directors and a company controlled by the directors not disclosed elsewhere in these financial statements are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2002	2001

Management compensation	$36,000	$36,000
Equipment rental	-	3,820

	$36,000	$39,820

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

5.	Due to Related Parties
a)
During the nine months ended September 30, 2002, the Company obtained loans from two directors totalling $100,000, bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, are collateralized by a security interest over all the Company’s present and after-acquired property. Interest accrued on these loans for the nine months ended September 30, 2002 totalled $6,977 (2001 - $Nil).

b)
Other amounts due to these directors in respect of expenses requiring reimbursement and unpaid management fees are unsecured, non-interest bearing and repayable on demand. The amount owing in this regard was $50,015 and included in accounts payable and accrued liabilities at September 30, 2002 (December 31, 2001 - $7,300).

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

6.	Commitments The following commitments commenced during the period and were terminated during the period. (Note 2)
	a)	Effective May 1, 2002, Company’s wholly-owned subsidiary into an agreement to lease a bunkhouse, residence and building, all located in Petersburg, Alaska. The term of the lease was to be from June 15, 2002 to September 15, 2002 and required the following payments:

Bunkhouse	$2,800/month
Residence	$750/month
Processing building	Based on green roe received on premise of
$0.10 per pound with a minimum guarantee of
$30,000

b)
Effective April 15, 2002, the Company’s wholly-owned subsidiary entered an agreement to lease caviar production facilities in Redmond, Washington. The term of the lease was for 36 months and required the following payments (excluding operating costs):

Year ended December 31

2002	$53,976
2003	82,588
2004	85,064
2005	28,632

Total	$250,260

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

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

7.

Stock Options

On March 18, 2002, in addition to the stock options referred to in Note 2, the Company granted 500,000 stock options to various employees, directors and consultants having an exercise price of $0.51 per option and expiring in five or ten years. Such options vest in accordance with the Company’s 2001 Stock Option Plan, depending on the type of optionee. At September 30, 2002, there were 600,000 stock options granted (December 31, 2001 - Nil), of which 390,000 were exercisable on that date. Pursuant to the settlement agreement with licensor (Note 2), 100,000 options were cancelled in July 2002.

The Company follows the provisions of Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, in recognizing and measuring compensation expense for options granted to employees. Generally, compensation expense is recorded for the difference between the market price of the underlying common stock and the exercise price of the stock options.

The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under Statement of Financial Accounting Standard (“SFAS”) No. 123 using the Black-Scholes option pricing model. Using assumptions of no dividends, a risk-free interest rate of 5.0%, volatility of the trading price of the Company’s common stock of 100% and an estimated holding period of 36 months, the fair value of stock options granted on March 18, 2002 was $0.33 per option.

Compensation expense is remeasured on a quarterly basis for options granted to non-employees still unvested. Compensation expense is amortized over the length of the contract period (if one exists) or the period to which the options vest.

Stock option compensation expense attributable to the nine-month periods ended September 30, 2002 and 2001 resulting from the granting of stock options is as follows:

	2002	2001

Continuing operations – compensation
expense	$224,650	$-
Discontinued operations	56,100	-

Total	$280,750	$-

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

8.	Comparative Figures Certain comparative figures were reclassified to conform with the current period’s presentation.
9.	Supplemental Cash Flow Information

	Cumulative
	from
	January 25	Nine	Nine
	2000	Months	Months
	(inception) to	Ended	Ended
	September 30	September 30	September 30
	2002	2002	2001

Interest and taxes paid	$-	$-	$-
Non-cash operating investing and financing
Activities
- shares issued in exchange for services	$34,100	$-	$14,100
- purchase of property and equipment in
exchange for note payable (Note 2)	$249,000	$249,000	$-
- cancellation of note payable for purchase of
property and equipment (Note 2)	$(249,000)	$(249,000)	$-
- purchase of license in exchange for common
shares (Note 2)	$110,000	$110,000	$-
- cancellation of license and common shares
(Note 2)	$(110,000)	$(110,000)	$-
- stock option compensation (Note 6)	$280,750	$280,750	$-

10.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

ROLLTECH, INC.
(A development stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)
(Expressed in US Dollars)

10.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

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

On June 27, 2002, we filed a report on Form 8-K announcing that on June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, discontinued proposed busin ess operations with Dr. Vyacheslav Sova, Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova. (Detailed report on Form 8-K filed on June 27, 2002).

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

In the consolidated financial statements for the nine months ended September 30, 2002, the caviar business has been segregated and presented as a “discontinued operation”. The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the licence, the unsecured note payable, the 1 million common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our company. No revenue was recognized from the caviar business during the period of time we operated it.

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

Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. In selecting a suitable business opportunity or business combination, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity or business combination. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products -related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity or business combination, and will seek a potential business opport unity or business combination from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

At September 30, 2002, we had a cash balance of $27 and negative working capital of $192,838. As such we continue to be dependent upon directors, officers and creditors for financial support as we evaluate business opportunities.

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

(b) visit and inspect material facilities

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allows.

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

Management believes that it currently lacks sufficient cash flow to provide its current cash requirements for the next twelve months without additional equity financing or loans from directors. Until a business is acquired providing the cash flow necessary to sustain the Registrant’s cash flow requirements, the Registrant will continue to rely on certain of the directors to finance the deficiency of cash from operations.

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

Need for Additional Financing

We anticipate that we will require additional financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination beyond the end of the third quarter of the fiscal year ending December 31, 2002. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

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

Ability to Generate Revenues is Uncertain

For the nine-month period ended September 30, 2002, we incurred a loss of $475,252, including $124,088 related to our now discontinued caviar business. For the year ended December 31, 2001 (our last as a blank check company), we incurred a net loss of $105,666. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. At this time, we have no ability to generate revenues. Our former auditor's report on our December 31, 2001 financial statements contained an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lack of Market Research or Marketing Organization

We have not conducted or receiv ed results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

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

Taxation

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as t o minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

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

Insider Control of Common Stock

Each of Dr. Michael Scheglov, our President, Chief Executive Officer and Secretary, and Taly Keren, our Vice-President and Treasurer, owns 2,255,000 shares of our common stock, each representing 38.4% of our issued and outstanding shares of common stock. Although these shareholders are not parties to a voting trust or any other arrangement requiring them to vote their respective shares in a particular way, each of these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Possible Volatility of Share Prices

Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unre lated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as exp ressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

Item 3 Quantitative and Qualitative Disclosure about Market Risk

We do not utilize derivative instruments to manage market-related risks. We do not have any long-term debt instruments so our company is not subject to market related risks such as interest or foreign exchange on long-term debt.

Item 4 Effectiveness of the Registrant’s Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

Item 2. Changes in Securities.

Pursuant to the settlement agreement dated July 3, 2002 in relation to Golden Caviar discussed above, our Company redeemed and cancelled 1,000,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

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

On August 16, 2002, the Company filed a report on Form 8-K announcing that an Agreement had been reached between Rolltech and its wholly-owned subsidiary, Golden Caviar and Dr Sova and Sea Technology and Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC to forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future. The termination of the agreement resulted to the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 fully-vested, non-forfeitable, restricted shares of the Company, employment agreement with the licensor, the stock options issued, and all the commitments

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Changes in Stockholders' Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S -B

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

ROLLTECH, INC.

/s/ Michael Scheglov
By:
Dr. Michael Scheglov, President and Director
Date: November 13, 2002

/s/ Taly Keren
By:
Taly Keren, Vice-President, Treasurer and Director
Date: November 13, 2002

/s/ Dr. Alexander Karapetian
By:
Dr. Alexander Karapetian, Director
Date: November 13, 2002

/s/ Grigoriy Goldenshteyn
By:
Grigoriy Goldenshteyn, Director
Date: November 13, 2002

Section 302 Certification by President and CEO

I, Michael Scheglov, certify that:

1	.	I have reviewed this quarterly report on Form 10-QSB of Rolltech, Inc.;

2	.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4	.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within
90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6	.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Michael Scheglov

-------------------------------------------------------------------
Michael Scheglov, President & CEO

Section 302 Certification by Principal Financial Officer

I, Taly Keren , certify that:

1	.	I have reviewed this quarterly report on Form 10-QSB of Rolltech, Inc.;

2	.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4	.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6	.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Taly Keren

--------------------------------------------------------
Taly Keren, Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES -OXLEY ACT OF 2002

In connection with the Quarterly Report of Rolltech, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Scheglov, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes -Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 13, 2002

By:	/s/ Michael Scheglov
--------------------------------------
Michael Scheglov
President &
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES -OXLEY ACT OF 2002

In connection with the Quarterly Report of Rolltech, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Taly Keren, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and;

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: November 13, 2002	By:	/s/ Taly Keren
--------------------------------------
Taly Keren
Principal Financial Officer