Form 10KSB
period 2002-12-31
ROLLTECH INC
filed 2003-03-31
CIK 1111118

FORM 10-KSB
[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For  the  fiscal  year  ended  December  31,  2002
                               -------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                   -------------------    ----------------------

Commission  file  number  0-31683
                          -------

                                 ROLLTECH, INC.
                                 --------------
                 (Name of small business issuer in its charter)
--------------------------------------------------------------------------------

                NEVADA                                   98-0230423
------------------------------------------  ------------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

35 - 148TH AVE SE, SUITE # 9, BELLEVUE, WA                  98007
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number 206.353.8528

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

 Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of class)

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

     State  issuer's  revenues  for  its  most  recent  fiscal  year.$Nil

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

6,000  common  shares  @  $0.11(1)  =  $660  Bid  $0.11;  Ask  $0.85
--------------------------------------------------------------------------------
(1) Average of bid and ask closing prices on March 11, 2003, the day of the last trade.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,868,500  common  shares, par value of $0.001 per share outstanding as of March
--------------------------------------------------------------------------------
14,  2003
---------


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

Business  of  the  Company

We are currently seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Rolltech is a Nevada corporation with its business offices located at Suite 35 - 148th Ave SE, Suite # 9, Bellevue, WA 98007. Our telephone number is 206.353.8528.

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

On February 7, 2000, as an initial marketing project, we entered into a Marketing License Agreement with Terlaz USA, Inc., of New York, pursuant to which we were granted an exclusive license to market a proprietary solid-state graphite-based lubricant developed by Terlaz and sold under the brand name "Cobra Solid Lubricant", as well as any future products that might be developed by Terlaz during the term of the Agreement.

As a result of difficulties experienced in marketing Cobra Solid Lubricant, high costs and poor market conditions, we have been unable to obtain adequate financing to proceed with the execution of our plans, including the development and launch of our business-to-business website. Effective February 1, 2001, we terminated our Marketing License Agreement with Terlaz and refocused on efforts in seeking new business opportunities.

On March 13, 2002, we acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. In contemplation of the acquisition, we incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business. The processing and sale of caviar and caviar-related products was the Company's primary business from late March 2002 until June 2002. At this time the Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar business, became inactive and began the search for new business opportunities. The operations of our caviar business are segregated in our consolidated financial statements as discontinued operations.

Our  Current  Business

Since we terminated our caviar business Agreement, we no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

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

During the fiscal year ended December 31, 2002 subsequent to the termination of the caviar venture, we reviewed in varying degrees a number of potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

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

Need  for  Additional  Financing

We anticipate that we may require additional financing from directors or unrelated third parties in order to continue seeking a suitable business opportunity or business combination in 2003. We do not currently have sufficient capital to fund our existing operations. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds available to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

Ability  to  Generate  Revenues  is  Uncertain

For the year ended December 31, 2002, we incurred a net loss of $587,193. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $749,091 as at December 31, 2002. At this time, our ability to generate any revenues is uncertain. Our independent auditors' report on our December 31, 2002 consolidated financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Taxation

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to our company, our management, our principal shareholders and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Our principal executive office is located at Suite 35 - 148th Ave SE, Suite # 9, Bellevue, WA. We share a small section of the Bellevue premises with Dr Michael Scheglov, President of the Company. Because we are presently inactive and do not require office space beyond a place for record retention, Dr. Michael
Scheglov  charges  no  compensation  for  use  of  his  premises.

ITEM  3.     LEGAL  PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

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

On June 27, 2002, Golden Caviar Corp. filed an amended answer, counterclaim and third party complaint in the Ordinartsev Action naming Dr. Sova and Sea
Technology Enterprise, LLC as third party defendants. In addition to seeking judgment to the effect that the plaintiff's claims against Golden Caviar Corp. be dismissed with prejudice, Golden Caviar Corp. was seeking that judgment be entered in its favor and against the plaintiff, Dr. Sova, Mr. Ordinartsev personally and Sea Technology Enterprise, LLC for damages in an amount to be proven at trial, for prejudgment interest, for attorney fees; and for such other and further relief as the Court deems just, equitable and proper.

On June 27, 2002, we filed a report on Form 8-K announcing that on June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, discontinued proposed caviar business operations with Dr. Vyacheslav Sova, Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova. (Detailed report on Form 8-K filed on June 27, 2002).

Effective June 27, 2002 we have begun to refocus on efforts in seeking new business opportunities.

On July 3, 2002, Rolltech and our wholly-owned subsidiary, Golden Caviar, entered into Agreement with Dr. Sova and Sea Technology Enterprise, LLC to release from any and all claims including, without limitation, any and all claims being litigated in the King County Superior Court, Case No. 02-2-16398-0 SEA, or which could arise from any of the agreements or relationships by and between Golden Caviar, Rolltech, Dr. Sova and Sea Technology Enterprise, LLC.

Concurrently, Rolltech and and its wholly-owned subsidiary, Golden Caviar Corp. entered into to Agreement with Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future, which have arisen out of or could be alleged to have arisen out of the claims by Golden Caviar Corp. contained in the King County Superior Court, Case No. 02-2-16398-0 SEA.



ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of our security holders during the year ended December 31, 2002.

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

          QUARTER ENDED       HIGH   LOW
          ------------------  -----  -----
          December 31, 2002   $1.01  $0.11
          ------------------  -----  -----
          September 30, 2002  $1.01  $0.10
          ------------------  -----  -----
          June 30, 2002       $1.01  $0.51
          ------------------  -----  -----
          March 31, 2002      $1.45  $0.10
          ------------------  -----  -----

There was no trading activity for the quarterly periods ended September 30, 2002 and December 31, 2002.

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of March 14, 2003, we had 5,868,500 shares of common stock outstanding and approximately 64 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

Equity  Compensation  Plan  Information

On March 18, 2002, we granted 600,000 options to purchase our common stock at an exercise price of $0.51 per share. 100,000 options granted to Dr. Sova were subsequently cancelled. Another 60,000 options granted to a consultant were cancelled in November 2002. The remaining 440,000 options have fully vested at December 31, 2002 and expire on March 18, 2007.

Recent  Sales  of  Unregistered  Securities

In exchange for the caviar licence (having no specified expiry), we issued (on April 3, 2002) 1,000,000, fully-vested, non-forfeitable, restricted shares of the Company to Dr. Sova. In June 2002, we decided to discontinue our caviar business over an unresolvable dispute with Dr. Sova (the licensor). Such termination and settlement of the agreement resulted in the return and cancellation of the above-mentioned 1,000,000 issued common shares of the Company (returned and cancelled in July 3 2002). The effect of the termination has been recorded in our financial statements for the year ended December 31, 2002.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On March 13, 2002, acting through our wholly-owned subsidiary, Golden Caviar Corp., we entered into an arm's length agreement with Dr. Vyacheslav Sova and Sea Technology Enterprise, LLC, a Washington limited liability company controlled by Dr. Sova, pursuant to which Golden Caviar Corp. agreed to purchase certain assets from Sea Technology Enterprise, LLC and to acquire an exclusive license to certain intellectual property from Dr. Sova. The transactions contemplated in this Agreement closed on March 13, 2002. The assets that Golden Caviar Corp. purchased from Sea Technology consist of equipment that would have together with the technology licensed by Dr. Sova, permitted Golden Caviar Corp. to produce salmon caviar and salmon caviar products. The license that Dr. Sova granted to Golden Caviar Corp. was a worldwide and exclusive license to use certain intellectual property that was the subject of a number of Russian patents, as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products.

Since the closing of the transactions with Dr. Sova and Sea Technology Enterprise, LLC, we were working towards establishing our infrastructure and entering into key supply relationships with the view to commencing primary processing of salmon caviar in June 2002. Shortly after the acquisition we ceased our relationship with Dr. Sova and Sea Technology Enterprise, LLC over an unresolved dispute and effected the reversal of the original acquisition transaction.

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

Concurrently, Rolltech and and its wholly-owned subsidiary, Golden Caviar entered into to Agreement with Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC to forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future, which have arisen out of or could be alleged to have arisen out of the claims by Golden Caviar contained in the King County Superior Court, Case No. 02-2-16398-0 SEA.

Plan  of  Operation

Since we discontinued our business relation with Dr. Sova and Sea Technology Enterprises, LLC, we no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

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

Management believes that we currently lack sufficient cash flow to provide its current cash requirements for the next twelve months without additional equity financing or loans from directors. Until a business is acquired providing the cash flow necessary to sustain our cash flow requirements, we will continue to rely on certain of the directors to finance the deficiency of cash from operations.

We do not presently have any agreements, arrangements or understandings for the acquisition of new businesses. We are actively searching for potential acquisitions, but there is no assurance that our search will locate good investment targets or provide sufficient financing opportunities to allow us to meet our liabilities and commitments as they come due.

We are a development stage company that, as of December 31, 2002, is operating as a "blank check" company without an operating business. We are seeking to identify a suitable business opportunity or enter into a suitable business combination. Our company will not be able to generate any revenues without funding and completing the acquisition of a suitable business opportunity or the completion of a suitable business combination. In addition, if we are unable to identify and complete such an acquisition, then our shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We are currently relying on our directors and creditors to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2002 our cash balance was only $14 and directors have currently suspended payment of all remuneration. We anticipate that we will require additional financing of at least $50,000 from directors or unrelated third parties in order to continue seeking a suitable business opportunity or business combination for the next twelve months. However, we may be required to raise additional financing in excess of $50,000 for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

Plan  of  Operation  for  the  12  Months  ending  December  31,  2003

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2003. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash  Requirements

We anticipate that we may require additional financing from directors and unrelated third parties in order to continue seeking a suitable business opportunity or business combination beyond the end of the second quarter of the fiscal year ending December 31, 2003. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. Once we locate a suitable business opportunity or business combination, we will likely have to seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product  Research  and  Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months. However, some research and development is possible upon the identification of purchase of a targeted business, of which none is currently identified.

Purchase  of  Significant  Equipment

We do not intend to purchase any significant equipment through December 31, 2003, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Sales  and  Marketing

We do not anticipate that we will expend any significant monies on sales and marketing over the next twelve months. However, some sales and marketing is possible upon the identification of purchase of a targeted business, of which none is currently identified

Employees

Over the twelve months ending December 31, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase of the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

New  Accounting  Pronouncements

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In  November  2002,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material effect on our financial statements.

Application  of  Critical  Accounting  Policies

Going  Concern

These consolidated financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of consolidated financial statements.

Use  of  Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Stock-based  Compensation

We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option grants to employees. Under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires us to provide pro-forma information regarding net income as if compensation cost for our stock options had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The value of stock options granted to consultants is recognized in our consolidated financial statements as compensation expense using the Black-Scholes option pricing model.

Compensation expense is remeasured on a quarterly basis until fully vested for options not vested on the grant date.

We do not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as required by SFAS No. 123 has been disclosed in the consolidated financial statements in accordance with SFAS 148.

ITEM  7.     FINANCIAL  STATEMENTS.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Accountants of BDO Dunwoody LLP for the audited financial statements for the year ended December 31, 2002 and the Report of Independent Accountants of Moore Stephens Ellis Foster Ltd. for the audited financial statements for the year ended December 31, 2001 are included herein immediately preceding the audited financial statements.

     ROLLTECH, INC.
     (A DEVELOPMENT STAGE ENTERPRISE)

     Consolidated Financial Statements
     (Expressed in US Dollars)

     December 31, 2002 and 2001



     Index
     -----

     Report of Independent Accountants - BDO Dunwoody LLP

     Report of Independent Accountants - Moore Stephens Ellis Foster Ltd.

     Consolidated Balance Sheets

     Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Summary of Significant Accounting Policies

     Notes to Consolidated Financial Statements

================================================================================

                                               REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------

TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
ROLLTECH,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)


We have audited the Consolidated Balance Sheet of Rolltech, Inc. (a development stage company) as at December 31, 2002 and the Consolidated Statements of Operations, Changes in Stockholders' Equity (Capital Deficit), Operations and Cash Flows for the year then ended and for the period from January 25, 2000 (incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Rolltech, Inc. for the period from January 25, 2000 (incorporation) to December 31, 2001. Such statements are included in the cumulative inception to December 31, 2002 totals on the Statements of Operations, Stockholders' Equity (Capital Deficit) and Cash Flows and reflect a net loss of 14% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from January 25, 2000 (incorporation) to December 31, 2001 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the consolidated financial position of Rolltech, Inc. (a development stage company) as at December 31, 2002 and the related Consolidated Statements of Operations and Cash Flows for the year then ended and for the period from January 25, 2000 (incorporation) to December 31, 2002 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  BDO  DUNWOODY  LLP

Chartered  Accountants

Vancouver,  Canada
March  20,  2003

MOORE  STEPHENS  ELLIS  FOSTER  LTD.
           CHARTERED  ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com
        -------------------------------

--------------------------------------------------------------------------------


REPORT  OF  INDEPENDENT  ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

-    ROLLTECH,  INC.
(A  development  stage  enterprise)

We have audited the balance sheet of ROLLTECH, INC. ("the Company") (a development stage enterprise) as at December 31, 2001 and the related statements of stockholders' equity, operations and cash flows for the cumulative period from January 25, 2000 (inception) to December 31, 2001 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the cumulative period from January 25, 2000 (inception) to December 31, 2001 and the year ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.

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


MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Consolidated  Balance  Sheets
(EXPRESSED  IN  US  DOLLARS)
====================================================================================

DECEMBER 31                                                      2002        2001
------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                        $      14   $  12,991
  Prepaid expenses and deposits                                       -         945
------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 14      13,936

PROPERTY AND EQUIPMENT (Note 3)                                   3,486       4,507
------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $   3,500   $  18,443
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (Note 5)           $ 104,885   $  13,035
  Due to directors (Note 5)                                     100,000           -
------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                       204,885      13,035
------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

SHARE CAPITAL (Note 2)
  Authorized:
      75,000,000 common shares with a par value
        of $0.001 per share
  Issued and outstanding
      5,868,500 common shares                                     5,869       5,869


ADDITIONAL PAID-IN CAPITAL                                      541,837     161,437
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (749,091)   (161,898)
------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)                   (201,385)      5,408
------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)  $   3,500   $  18,443
====================================================================================

THE  ACCOMPANYING  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  NOTES ARE AN
INTEGRAL  PART  OF  THESE  CONSOLIDATED  FINANCIAL  STATEMENTS.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Consolidated  Statement  of  Changes  in  Stockholders'  Equity  (Capital  Deficit)
(EXPRESSED  IN  US  DOLLARS)
=================================================================================================================================
                                                                                                                         Total
                                                                                                           Deficit       Stock-
                                                                                                         accumulated     holders'
                                                                      Common stock         Additional    during the     equity
                                                                --------------------------   paid-in     development    (Capital
                                                                   Shares        Amount      capital        stage       Deficit)
---------------------------------------------------------------------------------------------------------------------------------

Shares issued for cash on inception                               4,000,000   $     4,000   $  11,000   $          -   $  15,000

Shares issued for cash in July 2000, net of share
  issuance cost of $36,500                                        1,527,500         1,528     114,722              -     116,250

Imputed interest on loan and amount due to related parties                -             -       1,218              -       1,218

Net loss and comprehensive loss for the period                            -             -           -        (56,232)    (56,232)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                        5,527,500         5,528     126,940        (56,232)     76,236

Shares issued for services at $0.001 per share in:
 - April 2001                                                       141,000           141      13,959              -      14,100
 - November 2001                                                    200,000           200      19,800              -      20,000

Imputed interest on amount due to related parties                         -             -         738              -         738

Net loss and comprehensive loss for the year                              -             -           -       (105,666)   (105,666)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                        5,868,500         5,869     161,437       (161,898)      5,408

Shares issued for a license at $0.11 per share in
April 2002 (Note 2)                                               1,000,000         1,000     109,000              -     110,000

Shares cancelled in connection with termination and return of
 license in July 2002 (Note 2)                                   (1,000,000)       (1,000)   (109,000)             -    (110,000)

Stock option compensation (Note 7)                                        -             -     380,400              -     380,400

Net loss and comprehensive loss for the year                              -             -           -       (587,193)   (587,193)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                                        5,868,500   $     5,869   $ 541,837   $   (749,091)  $(201,385)
=================================================================================================================================

The  accompanying  summary  of  significant  accounting  policies  and notes are an integral part of these consolidated financial statements.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Consolidated Statements  of  Operations
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
                                           CUMULATIVE
                                                 FROM
                                           JANUARY 25
                                                 2000          YEAR         Year
                                      (INCORPORATION)         ENDED        Ended
                                       TO DECEMBER 31   DECEMBER 31  December 31
                                                 2002          2002         2001
--------------------------------------------------------------------------------

EXPENSES
  Depreciation                         $      2,061   $      1,021   $      880
  Equipment rental - related parties          8,650              -        6,400
  Compensation (Notes 4 and 7)              418,100        350,100       48,000
  Office and miscellaneous                   19,089          5,155       11,812
  Professional fees                         104,709         75,841       14,945
  Rent                                       19,636          5,506       11,575
  Transfer, filing and listing                9,129          2,024        5,095
  Travel and promotion                       24,073          1,569        7,800
--------------------------------------------------------------------------------

                                           (605,447)      (441,216)    (106,507)

OTHER INCOME (EXPENSE)
  Interest income                             4,333             44        1,579
  Interest expense and other (Note 5)       (13,522)       (11,566)        (738)
  Foreign exchange loss                        (167)          (167)           -
--------------------------------------------------------------------------------

NET LOSS FROM CONTINUING
OPERATIONS                                 (614,803)      (452,905)    (105,666)

LOSS FROM DISCONTINUED OPERATIONS
(Note 2)                                   (134,288)      (134,288)           -
--------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS
FOR THE PERIOD                         $   (749,091)  $   (587,193)  $ (105,666)
================================================================================

LOSS PER SHARE
  Basic and diluted
    From continuing operations         $      (0.13)  $      (0.08)  $    (0.02)
    Discontinued operations                   (0.03)         (0.02)           -
--------------------------------------------------------------------------------

    After discontinued operations      $      (0.16)  $      (0.10)  $    (0.02)
================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic and diluted                     4,573,162      6,117,815    5,646,746
================================================================================

THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Consolidated  Statements  of  Cash  Flows
(EXPRESSED  IN  US  DOLLARS)
====================================================================================================
                                                               CUMULATIVE
                                                                     FROM
                                                               JANUARY 25
                                                                     2000
(INCORPORATION)                                                      YEAR          Year         Year
TO                                                                  ENDED         Ended        Ended
DECEMBER 31                                                   DECEMBER 31   December 31  December 31
                                                                     2002          2002         2001
----------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES
  Net loss from continuing operations for the period        $   (614,803)  $   (452,905)  $(105,666)
  Adjustments to reconcile net loss from continuing
     operations to net cash used in operating activities:
    - depreciation                                                 2,061          1,021         880
    - interest expense                                             1,956              -         738
    - shares issued for services                                  34,100              -      34,100
    - stock option compensation                                  314,100        314,100           -
  Changes in assets and liabilities:
-  decrease (increase) in prepaid expenses and
        deposits                                                       -            945        (271)
-  increase (decrease) in accounts payable and
        accrued liabilities                                      104,885         91,850     (16,667)
----------------------------------------------------------------------------------------------------

                                                                (157,701)       (44,989)    (86,886)
----------------------------------------------------------------------------------------------------

  Loss from discontinued operations                             (134,288)      (134,288)          -
  Adjustment for non-cash expenses
    Stock option compensation - discontinued                      66,300         66,300           -
----------------------------------------------------------------------------------------------------

                                                                 (67,988)       (67,988)          -
----------------------------------------------------------------------------------------------------

                                                                (225,689)      (112,977)    (86,886)
----------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Shares issued for cash, net of issuance costs                  131,250              -           -
  Loans from related parties                                     130,000        100,000           -
  Repayment of loan from a related party                         (30,000)             -           -
----------------------------------------------------------------------------------------------------

                                                                 231,250        100,000           -
----------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                              (5,547)             -      (3,948)
----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                           14        (12,977)    (90,834)

CASH, beginning of period                                              -         12,991     103,825
----------------------------------------------------------------------------------------------------

CASH, end of period                                         $         14   $         14   $  12,991
====================================================================================================
SUPPLEMENTAL INFORMATION (Note 8)

THE  ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED  FINANCIAL  STATEMENTS.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Summary  of  Significant  Accounting  Policies
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

BASIS  OF PRESENTATION        These  consolidated  financial  statements  are
                              expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiary, Golden Caviar Corp.
                              Golden Caviar Corp. was incorporated in 2002 in connection with the Company's acquisition of a business. As a result of the subsequent termination of the acquisition, the activities of Golden Caviar Corp. are presented as discontinued operations.


                              All significant intercompany transactions and balances have been eliminated on consolidation.


USE  OF ESTIMATES             The  preparation  of  financial  statements  in
                              accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.


FINANCIAL  INSTRUMENTS        The  Company's  financial  instruments  consist of
                              cash, accounts payable and accrued liabilities and amounts due to directors. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.


FOREIGN CURRENCY TRANSACTIONS Transactions  undertaken  in currencies other than the US dollar are restated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated to US dollars using the period end rate. Any exchange gains and losses are included in the Statement of Operations.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Summary  of  Significant  Accounting  Policies
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

PROPERTY  AND  EQUIPMENT      Property  and  equipment  is  recorded  at  cost.
                              Depreciation is provided on a declining-balance basis over the estimated useful life of the assets at the following annual rates:

                              Office  equipment  -  20%

                              Computer  equipment  -  30%

INCOME  TAXES                 The Company follows the provisions of Statement of
                              Financial  Accounting  Standards ("SFAS") No. 109,
                              "Accounting for Income Taxes", which requires the Company to recognize tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

LOSS  PER  SHARE              Loss per share is computed in accordance with SFAS
                              No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the years presented.

                              For the years ended December 31, 2002 and 2001, common equivalent shares (relating to options outstanding at year end) totaling 440,000 (2001 -
                              Nil) were not included in the computation of loss per share because their effect was anti-dilutive.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Summary  of  Significant  Accounting  Policies
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

COMPREHENSIVE  INCOME         The  Company  has adopted SFAS No. 130, "Reporting
                              Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
                              Comprehensive  income  is  comprised of net income
                              (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners. For the years ended
                              December 31, 2002 and 2001, comprehensive loss equals the net loss.

STOCK  BASED  COMPENSATION    The  Company  applies  Accounting Principles Board
                              ("APB")  Opinion  No.  25,  "Accounting  for Stock
                              Issued to Employees", and related interpretations in accounting for stock option grants to employees. Under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

                              SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.

                              Compensation expense is remeasured on a quarterly basis until fully vested for options not vested on the grant date.

                              The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as required by SFAS No. 123 has been disclosed below in accordance with SFAS 148.


ROLLTECH,  INC.
(A  development  stage  enterprise)

Summary  of  Significant  Accounting  Policies
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

STOCK BASED COMPENSATION                For the year ended December 31         2002        2001
                                                                            ----------  ----------
                                       Net loss, as reported                $(587,193)  $(105,666)
                                       Add: stock-based compensation
                                         expense included in reported net
                                         loss                                 380,400           -
                                       Deduct: total stock-based
                                         compensation expense
                                         determined under fair-value based
                                         method for all awards               (393,600)          -
                                                                            $(600,393)  $(105,666)
                                                                            ----------  ----------
                                       Loss per share
                                        - basic and diluted - as reported   $   (0.10)  $   (0.02)
                                                                            ----------  ----------
                                        - basic and diluted - pro forma     $   (0.10)  $   (0.02)

VALUATION  OF  LONG-LIVED     The Company evaluates the future recoverability of
ASSETS                        its property and equipment in accordance with SFAS
                              No.  144,  "Accounting  for  the  Impairment  or
                              Disposal  of  Long-lived  Assets".  SFAS  No.  144
                              requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

NEW  ACCOUNTING               Statement  of  Financial  Accounting Standards No.
PRONOUNCEMENTS                146, "Accounting for Costs Associated with Exit or
                              Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Summary  of  Significant  Accounting  Policies
December  31,  2002  and  2001
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

NEW ACCOUNTING                In  November  2002,  the  FASB  issued  FASB
PRONOUNCEMENTS  (continued)   Interpretation  ("FIN")  No.  45,  "Guarantor's
                              Accounting  and  Disclosure  Requirements  for
                              Guarantees,  Including  Indirect  Guarantees  of
                              Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN
                              45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.
                              The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

                              FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.


                              The implementation of these new standards is not expected to have a material effect on the Company's financial statements.


RECLASSIFICATION              Certain  2001  amounts  have  been reclassified to
                              conform  with  the  current  year's  presentation.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================


1.   NATURE  OF  BUSINESS  AND  ABILITY  TO  CONTINUE  OPERATIONS

     Rolltech, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. In contemplation of the acquisition, the Company incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business. The processing and sale of caviar and caviar-related products was the Company's primary business from late March 2002 until June 2002. The Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar business, became inactive and is currently searching for new business opportunities. The results of operations for the caviar business are presented in these financial statements  as  discontinued  operations.  (Note  2)

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2002, the Company has recognized no revenue and has accumulated operating losses of approximately $750,000 since its inception, has a working capital deficiency of $204,871 and returned to inactive status in June 2002 upon disposal of its caviar business. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, finding a new business for the Company, obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to develop a new business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================


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

     Because the Company's caviar business was not yet functional and operational, no amortization or depreciation was recognized on the acquired property and equipment or license for the year ended December 31, 2002.

     In connection with the acquisition, effective April 1, 2002, the Company's wholly-owned subsidiary entered into an employment agreement with the licensor for a three-year term whereby the licensor would become the President of Golden Caviar Corp. and, in addition to a monthly salary, would receive 500,000 shares of common stock of the Company on April 1, 2003 and stock options to purchase an additional 500,000 shares of common stock of the Company. The shares were not issued. 100,000 stock options were granted with an exercise price of $0.51 each. An additional 150,000 and 250,000 options were to be granted on December 31, 2002 and 2003, respectively, with the exercise price to be determined by the Company's Board of Directors. The options were scheduled to expire in March 2007.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================


2.   ACQUISITION  AND  SUBSEQUENT  DISPOSITION  (continued)

     In June 2002, the Company decided to discontinue its caviar business over an unresolvable dispute with the licensor. In connection therewith, the licensor filed a lawsuit in the State of Washington over the matter. The Company counter claimed. On July 3, 2002, the Company signed a settlement agreement with the licensor to terminate the above-noted acquisition and release each party from claims filed. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 issued common shares of the Company (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor, and all the commitments (Note 5). The effect of the termination has been recorded in the financial statements for the year ended December 31, 2002. There was no activity between the June measurement date and the July disposal date.

     The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at December 31, 2002. The loss from discontinued operations presented on the Statement of Operations consists of expenses incurred in the caviar business from April 1, 2002 until June 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business. The trading value of the Company's common stock exceeded the value of the returned assets of the date of cancellation.

3.   PROPERTY  AND  EQUIPMENT

     ----------------------------------------
                                 2002    2001
     ----------------------------------------
     Computer equipment        $1,599  $1,599
     Office equipment           3,948   3,948
                               --------------
                                5,547   5,547
     Accumulated depreciation   2,061   1,040
     ========================================
     Net book value            $3,486  $4,507
     ========================================

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================

4.   RELATED  PARTY  TRANSACTIONS

     Related party transactions with the Company's directors and a company controlled by the directors not disclosed elsewhere in these financial statements are as follows:

                                  YEAR           Year
                                  ENDED          ended
                              DECEMBER 31,   December 31,
                                  2002           2001
     -----------------------------------------------------

     Management compensation  $      36,000  $      48,000
     Equipment rental                     -          6,400
     -----------------------------------------------------

                              $      36,000  $      54,400
     =====================================================

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

5.   DUE  TO  DIRECTORS

     a) During the year ended December 31, 2002, the Company obtained loans from two directors totalling $100,000, bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, are collateralized by a security interest over all the Company's present and after-acquired property. Interest accrued on these loans for the year ended December 31, 2002 totalled $10,746 (2001 - $738).

     b) Other amounts due to these directors in respect of expenses requiring reimbursement and unpaid management fees are unsecured, non-interest bearing and repayable on demand. The amounts owing in this regard were $50,015 and included in accounts payable and accrued liabilities at December 31, 2002 (December 31, 2001 - $7,300).

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================

6.   COMMITMENTS

     Effective April 15, 2002, the Company's wholly-owned subsidiary entered into an agreement to lease caviar production facilities in Redmond, Washington. The term of the lease was for 36 months and required the following payments (excluding operating costs):

          --------------------------------
          Year ended December 31
          --------------------------------
          2002                    $ 53,976
          2003                      82,588
          2004                      85,064
          2005                      28,632
          --------------------------------
          Total                   $250,260
          ================================

     The Company was also scheduled to pay the lessor a management fee equal to 4.25% of its rent obligation.

     The Company terminated its obligations under these agreements and is of the understanding that no penalties will be levied in connection therewith. In the event that penalties are levied, the expense will be recorded in the period it becomes likely.

7.   STOCK  OPTIONS

     During 2001, the Company established its 2001 Stock Option Plan, covering 1,000,000 shares of common stock. The Plan provides stock-based compensation to consultants, directors and other advisors of the Company. The term of the options granted under the Plan must not be more than ten years from the date of grant. At December 31, 2001, no options had been granted pursuant to the Plan.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================

7.   STOCK  OPTIONS  (continued)

     On March 18, 2002, in addition to the stock options referred to in Note 2, the Company granted 500,000 stock options to various employees, directors and consultants having an exercise price of $0.51 per option and expiring in five years. Such options vest in accordance with the Company's 2001 Stock Option Plan, depending on the type of optionee. Pursuant to the settlement agreement with licensor (Note 2), 100,000 options were cancelled in July 2002. A further 60,000 options were cancelled in November 2002. At December 31, 2002, 440,000 (2001 - Nil) stock options remained outstanding, all of which are exercisable.

     The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. Using assumptions of no dividends, a risk-free interest rate of 4.9%, volatility of the trading price of the Company's common stock of 100% and the contractual term of the stock options granted to non-employees of 60 months, the fair value of stock options granted on March 18, 2002 was $0.39 per option.

     Stock option compensation expense (remeasured quarterly for those stock options vesting at different times in 2002) attributable to 560,000 stock options granted to non-employees during the year ended December 31, 2002 and 2001 was as follows. Compensation expense related to stock options granted in connection with the licensor is classified as discontinued operations.

     -----------------------------------------------------
                                             2002    2001
     -----------------------------------------------------
     Continuing operations - compensation
       expense                             $314,100  $   -
     Discontinued operations                 66,300      -
     -----------------------------------------------------
     Total                                 $380,400  $   -
     =====================================================

     No compensation expense was recognized for 40,000 options granted to directors (for director services) in 2002.

     SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option granted to employees at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out in the Summary of Significant Accounting Policies, based on the following assumptions: No dividends, risk-free interest rate of 4.8%, volatility of the trading price of the Company's common stock of 100% and an estimated holding period of 36 months. The fair value of stock options granted to employees was $0.33 per option on the grant date.

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================

8.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                       CUMULATIVE
                                                             FROM
                                                       JANUARY 25
                                                              2000           YEAR         Year
                                                    (INCEPTION) TO          ENDED        Ended
                                                       DECEMBER 31    DECEMBER 31  December 31
                                                              2002           2002         2001
----------------------------------------------------------------------------------------------

Interest and taxes paid                              $          -   $          -   $         -
Non-cash operating investing and financing
activities
    - shares issued in exchange for services         $     34,100   $          -   $    34,100
    - purchase of property and equipment in
      exchange for note payable (Note 2)             $    249,000   $    249,000   $         -
    - cancellation of note payable for purchase of
      property and equipment (Note 2)                $   (249,000)  $   (249,000)  $         -
    - purchase of license in exchange for common
      shares (Note 2)                                $    110,000   $    110,000   $         -
    - cancellation of license and common shares
      (Note 2)                                       $   (110,000)  $   (110,000)  $         -
    - stock option compensation (Note 7)             $    380,400   $    380,400   $         -

9.     INCOME  TAXES

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

                               2002       2001
                            ---------------------
     Tax loss carryforward  $ 123,000   $ 45,000
     Valuation allowance     (123,000)   (45,000)
                            ---------------------
                            $       -   $
                            =====================

     The provision for income taxes differs from the amount estimated using the federal US statutory income tax rate as follows:

                                                       2002       2001
                                                    ---------------------
     Provision (benefit) at federal statutory rate  $(200,000)  $(35,700)
     Stock option compensation                        129,000          -
     Other                                             (7,000)         -
     Increase in valuation allowance                   78,000     35,700
                                                    ---------------------
                                                    $       -   $      -
                                                    =====================

ROLLTECH,  INC.
(A  development  stage  enterprise)

Notes  to  Consolidated  Financial  Statements
December  31,  2002  and  2001
(EXPRESSED  IN  US  DOLLARS)
================================================================================

9.   INCOME  TAXES  (continued)

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

     At December 31, 2002, the Company had estimated losses carried forward of approximately $363,000 available to reduce future US taxable income until expiry in varying amounts between 2014 and 2022.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our Board of Directors approved the engagement of BDO Dunwoody, LLP, Chartered Accountants, ("BDO Dunwoody") to replace Moore Stephens Ellis Foster Ltd., Chartered Accountants, ("Ellis Foster") as our independent accountants. We therefore dismissed Ellis Foster effective April 17, 2002. We engaged BDO Dunwoody to audit our financial statements for the year ending December 31, 2002 effective April 17, 2002.

Ellis Foster has represented us as our independent accountants since February 15, 2001. Prior to this, Michael Bonner, CPA, represented us as our independent accountant and, in such capacity, provided a report on our financial statements for the period commencing on January 25, 2000, the date of our inception, to July 31, 2000. Except as described below, Ellis Foster's report on our financial statements for the 2001 fiscal year and for the fiscal period from January 25, 2000 (inception) to December 31, 2000, as well as Michael Bonner's report on our financial statements for the period from January 25, 2000 (inception) to July 31, 2000 for which Michael Bonner was our independent auditor, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph in respect of going concern contingencies, discussed below.

Ellis Foster's report dated January 29, 2002, on our financial statements for the 2001 fiscal year and for the fiscal period from inception to December 31, 2000, contained an explanatory note commenting on the fact that such financial statements do not contain any adjustments with respect to the substantial doubt of our ability to continue as a going concern, as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the financial statements, the continued operations of the Company as a going concern is dependent on its ability to search for a suitable business to merge with or acquire. The Company has incurred recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During  the  2001  fiscal  year  and  the  fiscal  period  from January 25, 2000
(inception) to December 31, 2000, as well as any subsequent interim periods preceding the date of this report, there were no:

(a) disagreements between us and Ellis Foster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ellis Foster, would have caused them to make reference to the subject matter of the disagreement or disagreements in their reports on the financial statements for such years;

(b) reportable events involving Ellis Foster that would have required disclosure under Item 304(a) (1) (v) of Regulation S-B; or.

(c) written or oral consultations between us and BDO Dunwoody regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on our financial statements that was considered an important factor by us in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304 (a)(2) of Regulation S-B.

On March 13, 2002, we, acting through our wholly-owned subsidiary, Golden Caviar Corp., purchased certain assets from Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington, and acquired an exclusive license to certain intellectual property from Dr. Vyacheslav Sova. In connection with such transaction, which was reported in our current report on Form 8-K filed March 15, 2002, we consulted BDO Dunwoody for the purpose of understanding the pro forma requirements of the Form 8-K. There were no written or oral consultations between us and BDO Dunwoody regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on our financial statements. We did not consult Ellis Foster on any such issues.

We reported this change in accountants on Form 8-K filed with the Securities and Exchange Commission on April 19, 2002 and amended on April 29, 2002.

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

As at March 14, 2003, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

NAME                        POSITION HELD WITH OUR COMPANY     AGE     DATE FIRST
                                                                    ELECTED OR APPOINTED
----------------------------------------------------------------------------------------

Dr. Michael Scheglov      President, Chief Executive Officer,   56  February 4, 2000
                                Secretary and Director
----------------------------------------------------------------------------------------
Taly Keren                Vice-President, Treasurer and         53  February 4, 2000
                                     Director
----------------------------------------------------------------------------------------
Grigoriy Goldenshteyn     Director                              45  April 17, 2000
----------------------------------------------------------------------------------------
Dr. Alexander Karapetian  Director                              53  April 17, 2000
----------------------------------------------------------------------------------------

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

                        NUMBER OF    NUMBER OF TRANSACTIONS NOT   FAILURE TO FILE
        NAME          LATE REPORTS   REPORTED ON A TIMELY BASIS   REQUESTED FORMS
---------------------------------------------------------------------------------

Taly Keren                     2(1)                         2(1)        Nil
---------------------------------------------------------------------------------
Dr. Michael Scheglov           2(1)                         2(1)        Nil
---------------------------------------------------------------------------------

(1) The named officer and director failed to file a Form 3 - Initial Statement of Beneficial Ownership and a Form 4 Statement of Changes in Beneficial Ownership.


ITEM 10.     EXECUTIVE COMPENSATION.

The following table summarizes the compensation of Dr. Michael Scheglov, our President, Chief Executive Officer and Secretary and Taly Keren, our Vice-President and Treasurer, during the period from incorporation (January 25, 2000) to December 31, 2000, 2001 and for the year ended December 31, 2002. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

                                                                                               LONG TERM          PAY-
                                                              ANNUAL COMPENSATION            COMPENSATION         OUTS
------------------------------------------------  -------  ----------  -----  -------  -------------------------  ----
                                                                                       SECURITIES
                                                                               OTHER      UNDER      RESTRICTED
                                                                              ANNUAL    OPTIONS/     SHARES OR    LTIP
NAME AND PRINCIPAL                                                            COMPEN-     SAR'S      RESTRICTED   PAY-
POSITION                                           YEAR      SALARY    BONUS  SATION     GRANTED    SHARE UNITS   OUTS
------------------------------------------------  -------  ----------  -----  -------  -----------  ------------  ----

Michael Scheglov                                    2002   $18,000(2)  Nil    Nil       200,000(3)  Nil           Nil
President, Chief Executive Officer and Secretary    2001   $12,000(2)  Nil    Nil      Nil            170,500(2)  Nil
                                                  2000(1)  $10,000(2)  Nil    Nil      Nil          Nil           Nil

Taly Keren                                          2002   $18,000(2)  Nil    Nil       200,000(3)  Nil           Nil
Vice-President and Treasurer                        2001   $12,000(2)  Nil    Nil      Nil            170,500(2)  Nil
                                                  2000(1)  $10,000(2)  Nil    Nil      Nil          Nil           Nil
                                                  -------  ----------  -----  -------  -----------  ------------  ----

(1)  Incorporated  January  25,  2000
(2) Each of Messrs. Keren and Scheglov receive a salary pursuant to their respective management agreements. The agreements provide for payment of $2,000 per month in connection with their respective positions. For the year ended December 31, 2001, each of Messrs. Keren and Scheglov received cash compensation of $1,000 per month and were issued 341,000 common shares at a deemed issue price of $0.10 per common share. Effective, October 1, 2002, at the mutual agreement of Messrs. Scheglov and Keren, the management agreements were terminated.
(3) Each of Messrs. Keren and Scheglov were granted stock options to acquire 200,000 shares (including 10,000 options for services as a director) of our common stock at an exercise price of $0.51 per option until expiry in March 2007

Employment/Consulting  Agreements

We have entered into oral management agreements with each of Dr. Scheglov, our President, Chief Executive Officer, Secretary and a director, and Mr. Taly Keren, our Vice-President, Treasurer and a director, pursuant to which they are each were previously entitled to monthly compensation of $2,000, payable as to $1,000 in cash and as to the balance in share of restricted stock. No amounts were paid to Messrs Keren and Scheglov in respect of these amounts owing.
Effective, October 1, 2002, at the mutual agreement of Messrs. Scheglov and Keren, the management agreements were terminated. Other than as set out in this annual report, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

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

Stock  Options/SAR  Grants

During the 2001 fiscal year we adopted a formal stock option plan to provide stock-based incentive compensation to employees, consultants, directors and other advisors. On March 18, 2002, we granted 600,000 options to purchase common stock in our company at an exercise price of $0.51 per share expiring on March 18, 2007. As part of the settlement agreement reached with Dr. Sova, he surrendered 100,000 stock options previously granted to him. A further 60,000 options were cancelled in November 2002. The remaining 440,000 options vested in various amounts over the course of 2002 and are fully exercisable at December 31, 2002. No stock options were exercised in 2002. There were no stock options outstanding on December 31, 2001.

                      VALUE OF THE OPTIONS GRANTED AS AT DECEMBER 31, 2002


NAME                        SHARES                VALUE         NUMBER OF SHARES    VALUE OF
                          ACQUIRED ON            REALIZED       OF COMMON STOCK    UNEXERCISED
                         EXERCISE (#)              ($)             UNDERLYING     IN-THE-MONEY
                      UNEXERCISED OPTIONS       OPTIONS AT
                     AT DECEMBER 31, 2002   DECEMBER 31, 2002     EXERCISABLE/     EXERCISABLE/
                                                                 UNEXERCISABLE    UNEXERCISABLE(1)
-------------------  ---------------------  ------------------  ----------------  ----------------

Michael Scheglov(2)  nil                    nil                    200,000 / Nil  $        0 / nil
-------------------  ---------------------  ------------------  ----------------  ----------------
Taly Keren(3)        nil                    nil                    200,000 / Nil  $        0 / nil
-------------------  ---------------------  ------------------  ----------------  ----------------

(1) The closing bid price on December 31, 2002 was $0.11 and accordingly the unexercised options as at December 31, 2002 had no value.
(2) Michael Scheglov was granted stock options to purchase 200,000 shares of our common stock (33% of options granted in 2002) which are exercisable at $0.51 per share and expire on March 18, 2007.
(3) Taly Keren was granted stock options to purchase 200,000 shares of our common stock (33% of options granted in 2002) which are exercisable at $0.51 per share and expire on March 18, 2007.

Director  Compensation

We do not have a compensation committee. We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2002.

We have no formal plan for compensating our directors for their service in their capacity as directors although such directors each received 10,000 options (for Messrs Scheglov and Keren, this included in the compensation table above) to purchase shares of common stock at an exercise price of $0.51 per share as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 14, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER             AMOUNT AND NATURE OF    PERCENTAGE
                                                BENEFICIAL OWNERSHIP(1)  OF CLASS(1)
------------------------------------------------------------------------------------

Dr. Michael Scheglov(2)                                       2,455,000       40.45%
------------------------------------------------------------------------------------
Taly Keren(3)                                                 2,455,000       40.45%
------------------------------------------------------------------------------------
Grigoriy Goldenshteyn(4)                                         10,000         1.7%
------------------------------------------------------------------------------------
Dr. Alexander Karapetian(5)                                      10,000         1.7%
------------------------------------------------------------------------------------
Directors and Executive Officers as a Group(6)                4,930,000       78.40%
------------------------------------------------------------------------------------

(1) Based on 5,868,500 shares of common stock issued and outstanding as of March 14, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) Includes options to purchase 200,000 shares of our common stock at an exercise price of $0.51 until expiry in March 2007.
(3) Includes options to purchase 200,000 shares of our common stock at an exercise price of $0.51 until expiry in March 2007.
(4) Includes options to purchase 10,000 shares of our common stock at an exercise price of $0.51 until expiry in March 2007.
(5) Includes options to purchase 10,000 shares of our common stock at an exercise price of $0.51 until expiry in March 2007.
(6) Includes options to purchase 420,000 shares of our common stock at an exercise price of $0.51 until expiry in March 2007.


Change  in  Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change of control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as discussed above and below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended December 31, 2002, we borrowed $50,000 each from Michael Scheglov and Taly Keren (both executive officers and directors of our company). The loans bear interest at a rate of 15% per annum and are repayable on demand. The loans, by way of promissory notes, are collateralized by a security interest over all of our present and after-acquired property. Interest accrued (and unpaid) on these loans at December 31, 2002 was $10,746. Included in accounts payable at December 31, 2002 is another $50,015 due to Messrs Scheglov and Keren in respect of unpaid fees and reimbursements to that date. Such amounts are unsecured, non-interest bearing and are repayable on demand.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

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

On August 16, 2002, the Company filed a report on Form 8-K announcing that an Agreement had been reached between Rolltech and its wholly-owned subsidiary, Golden Caviar and Dr Sova and Sea Technology and Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC to forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future. The termination of the agreement resulted to the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 fully-vested, non-forfeitable, restricted shares of our company, employment agreement with the licensor, the stock options issued, and all the commitments.

Financial  Statements  Filed  as  Part  of  the  Annual  Report:

The following Consolidated Financial Statements pertaining to Rolltech are filed as part of this annual report:

Rolltech, Inc.
================================================================================

     Independent  Auditors'  Report  -  BDO  Dunwoody  LLP, dated March 20, 2003

     Independent  Auditors'  Report  -  Moore Stephens Ellis Foster Ltd., dated
       January  29,  2002

     Consolidated  Balance  Sheets  as  at  December  31,  2002  and  2001

     Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit) for the period from January 25, 2000 (incorporation) to December 31, 2002

     Statements  of  Operations  for  the  period  from  January  25,  2000
       (incorporation) to December 31, 2002 and for the years ended
        December 31, 2002 and 2001

     Statements  of  Cash  Flows  for  the  period  from  January  25,  2000
       (incorporation)  to  December  31,  2002 and for the years ended
        December 31, 2002 and 2001

     Summary  of  Significant  Accounting  Policies

     Notes  to  the  Consolidated  Financial  Statements

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

(21) Subsidiary

21.1 Golden  Caviar  Corp.

ITEM  14.  CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLTECH,  INC.


/s/  Dr.  Michael  Scheglov
______________________________
By:  Dr.  Michael  Scheglov,  President

Date:  March  28,  2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/  Dr.  Michael  Scheglov
_____________________________________
Dr.  Michael  Scheglov,  President,
Chief  Executive  Officer,  Secretary
and  Director

Date:  March  28,  2003


/s/  Taly  Keren
_____________________________________
Taly Keren, Vice-President, Treasurer and Director, Principal Accounting Officer

Date:  March  28,  2003


/s/  Dr.  Alexander  Karapetian
_____________________________________
Dr.  Alexander  Karapetian,  Director

Date:  March  28,  2003


/s/  Grigoriy  Goldenshteyn
______________________________________
Grigoriy  Goldenshteyn,  Director


Date:  March  28,  2003

I,  Michael  Scheglov,  certify  that:

1.   I  have  reviewed  this  annual  report  on  form  10-KSB of Rolltech, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  28,  2003



                         By:  /s/  Michael  Scheglov
                         Michael  Scheglov,  President  &  CEO

I,  Taly  Keren,  certify  that:

1.   I  have  reviewed  this  annual  report  on  form  10-KSB of Rolltech, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  28,  2003



                         By:  /s/  Taly  Keren
                         Taly  Keren,  Principal  Accounting  Officer