Form 10QSB
period 2003-03-31
ROLLTECH INC
filed 2003-05-15
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27189

                                 ROLLTECH, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                   98-0230423
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

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

5,868,500 COMMON SHARES OUTSTANDING AS OF MARCH 31, 2003

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Rolltech, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Vancouver, British Columbia
Date: May 6, 2003


/s/ Dr. Michael Scheglov
_____________________________
Dr. Michael Scheglov
President and Director of Rolltech, Inc.

                         ROLLTECH, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE-MONTH PERIODS ENDED
                         MARCH 31, 2003 AND 2002
                         (UNAUDITED - EXPRESSED IN US DOLLARS)

                         ROLLTECH, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE-MONTH PERIODS ENDED
                         MARCH 31, 2003 AND 2002
                         (UNAUDITED - EXPRESSED IN US DOLLARS)



--------------------------------------------------------------------------------
                                                                        CONTENTS

CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance Sheets

     Statements of Changes in Stockholders' Equity (Capital Deficit)

     Statements of Operations

     Statements of Cash Flows

     Notes to the Financial Statements

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (EXPRESSED IN US DOLLARS)

                                                       MARCH 31     DECEMBER 31
                                                           2003            2002
--------------------------------------------------------------------------------
ASSETS                                                (UNAUDITED)

CURRENT
  Cash                                               $        14   $         14
  Prepaid expenses and deposits                                -              -
                                                     ---------------------------
    Total current assets                                      14             14

PROPERTY AND EQUIPMENT, net                                2,704          3,486
                                                     ---------------------------
TOTAL ASSETS                                         $     2,718   $      3,500
================================================================================

LIABILITIES AND CAPITAL DEFICIT

Liabilities

CURRENT
  Accounts payable and accrued liabilities (Note 5)  $   102,551   $    104,885
  Due to directors (Note 5)                              100,000        100,000
  Other current liabilities (Note 8)                      10,000              -
                                                     ---------------------------
    Total current liabilities                            212,551        204,885
                                                     ---------------------------
CAPITAL DEFICIT
  Share Capital
    Authorized
      75,000,000 common shares with a par value of
                 $0.001 per share
    Issued and outstanding
      5,868,500  common shares                             5,869          5,869
  Additional paid-in capital                             554,637        554,637
  Deficit accumulated during the development stage      (770,339)      (761,891)
                                                     ---------------------------
      Total capital deficit                             (209,833)      (201,385)
                                                     ---------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                $     2,718   $      3,500
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

================================================================================================================================
                                                                                                                 ROLLTECH, INC.
                                                                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                          (UNAUDITED - EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit           Total
                                                                                                     Accumulated   Stockholders'
                                                                     Common Stock     Additional      During the          Equity
                                                                ---------------------    Paid-in     Development        (Capital
                                                                  Shares      Amount     Capital           Stage        Deficit)
                                                                ----------------------------------------------------------------
Shares issued for cash on Inception                              4,000,000   $  4,000   $  11,000   $          -   $     15,000

Shares issued for cash in July 2000, net of share
issuance costs of $36,500                                        1,527,500      1,528     114,722              -        116,250

Imputed interest on loan and amount due to related
  parties                                                                -          -       1,218              -          1,218

Net loss and comprehensive loss for the period                           -          -           -        (56,232)       (56,232)
                                                                ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                       5,527,500      5,528     126,940        (56,232)        76,236

Shares issued for services at $0.001 per share on:
- April 2001                                                       141,000        141      13,959              -         14,100
- November 2001                                                    200,000        200      19,800              -         20,000

Imputed interest on amount due to related parties                        -          -         738              -            738

Net loss and comprehensive loss for the year                             -          -           -       (105,666)      (105,666)
                                                                ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                       5,868,500      5,869     161,437       (161,898)         5,408

Shares issued for a license at $0.11 per share in April 2002
(Note 2)                                                         1,000,000      1,000     109,000              -        110,000

Shares cancelled in connection with termination and return of
license in July 2002 (Note 6)                                   (1,000,000)    (1,000)   (109,000)             -       (110,000)

Stock option compensation (Note 6)                                       -          -     393,200              -        393,200

Net loss and comprehensive loss for the year                             -          -           -       (599,993)      (599,993)
                                                                ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                       5,868,500      5,869     554,637       (761,891)      (201,385)
Net loss and comprehensive loss for the period                           -          -           -         (8,448)        (8,448)
                                                                ----------------------------------------------------------------
BALANCE, MARCH 31, 2003                                          5,868,500   $  5,869   $ 554,637   $   (770,339)  $   (209,833)
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

=============================================================================================
                                                                               ROLLTECH, INC.
                                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                                                  Period from
                                                                                   January 25
                                                     Three Month Periods Ended           2000
                                                                March 31       (inception) to
                                                     -------------------------       March 31
                                                           2003         2002             2003
---------------------------------------------------------------------------------------------
EXPENSES
  Depreciation                                         $       782   $      309   $    2,843
  Equipment rental - related parties                             -            -        8,650
  Compensation                                                   -       12,000      418,100
  Office and miscellaneous                                       -        1,139       19,089
  Professional fees                                          3,514       26,308      108,223
  Rent                                                           -        2,718       19,636
  Transfer, filing and listing                                   -        1,069        9,129
  Travel and promotion                                           -            -       24,073
                                                       --------------------------------------
                                                            (4,296)     (43,543)    (609,743)
OTHER INCOME (EXPENSE)
  Interest income                                                -           12        4,333
  Interest expense and other (Note 5)                       (4,152)        (343)     (17,841)
                                                       --------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                         (8,448)     (43,874)    (623,251)

LOSS FROM DISCONTINUED OPERATIONS (Note 2)                       -            -     (147,088)
                                                       --------------------------------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $    (8,448)  $  (43,874)  $ (770,339)
=============================================================================================
LOSS PER SHARE
  Basic and diluted
    From continuing operations                         $    (0.001)  $   (0.007)  $   (0.133)
    Discontinued operations                                      -            -       (0.032)
                                                       --------------------------------------
    After discontinued operations                      $    (0.001)  $   (0.007)  $   (0.165)
=============================================================================================

Weighted average number of common shares outstanding     5,868,500    5,868,500    4,673,576
=============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

===============================================================================================
                                                                                 ROLLTECH, INC.
                                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED - AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                    Period from
                                                     Three-Month Periods Ended       January 25
                                                              March 31                     2000
                                                     -------------------------   (inception) to
                                                                                       March 31
                                                          2003        2002                 2003
-----------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES
  Net loss from continuing operations for the period   $  (8,448)  $ (43,874)  $      (623,251)
  Adjustments to reconcile net loss from continuing
   operations to net cash in operating activities:
    Depreciation                                             782         309             2,843
    Interest expense                                           -           -             1,956
    Shares issued for services                                 -           -            34,100
    Stock option compensation                                  -           -           314,100
  Changes in assets and liabilities
  Increase (decrease) in accounts payable and
    accrued liabilities                                   (2,334)     12,563           102,551
                                                       ----------------------------------------
                                                         (10,000)    (31,002)         (167,701)
                                                       ----------------------------------------

  Loss from discontinued operations                            -           -          (147,088)
  Adjustment for non-cash expenses
    Stock option compensation - discontinued                   -           -            79,100
                                                       ----------------------------------------
                                                               -           -           (67,988)
                                                       ----------------------------------------
                                                         (10,000)    (31,002)         (235,689)
                                                       ----------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Shares issued for cash, net of issuance costs                -           -           131,250
  Proceeds on loans                                       10,000      22,218           140,000
  Repayment of a loan from a related party                     -           -           (30,000)
                                                       ----------------------------------------
                                                          10,000      22,218           241,250
                                                       ----------------------------------------
CASH USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                           -           -            (5,547)
                                                       ----------------------------------------
INCREASE (DECREASE) IN CASH                                    -      (8,784)               14
CASH, beginning of period                                     14      12,991                 -
                                                       ----------------------------------------
CASH, end of period                                    $      14   $   4,207   $            14
===============================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION (Note 7)


The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

     Rolltech, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. In contemplation of the acquisition, the Company incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business. The processing and sale of caviar and caviar-related products was the Company's primary business from late March 2002 until June 2002. The Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar business, became inactive and is currently searching for new business opportunities. The results of operations for the caviar business are presented in these financial statements as discontinued operations (Note 2).

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

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2002 and 2001 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has recognized no revenue and has accumulated operating losses of approximately $770,000 since its inception, has a working capital deficiency of $212,537 and returned to inactive status in June 2002 upon disposal of its caviar business. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, finding a new business for the Company, obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to develop a new business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

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

     In June 2002, the Company decided to discontinue its caviar business over an unresolvable dispute with the licensor. In connection therewith, the licensor filed a lawsuit in the State of Washington over the matter. The Company counter claimed. On July 3, 2002, the Company signed a settlement agreement with the licensor to terminate the above-noted acquisition and release each party from claims filed. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 issued common shares of the Company (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor, and all the commitments.

     The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at March 31, 2003 or December 31, 2002. The loss from discontinued operations presented on the Statement of Operations consists of expenses incurred in the caviar business from April 1, 2002 until June 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business. The trading value of the Company's common stock exceeded the value of the returned assets at the date of cancellation.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

3.   STOCK-BASED  COMPENSATION

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

     The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. There was no compensation expense recognized during the three months ended March 31, 2003 and 2002 or required to be disclosed in a pro-forma basis.

--------------------------------------------------------------------------------

4.   RELATED  PARTY  TRANSACTIONS

     Related party transactions with two of the Company's directors not disclosed elsewhere in these financial statements are as follows:

                                                       Three-months ended
                                                            March 31
                                                      2003             2002
                                                  ----------------------------
     Management compensation                      $         -     $     12,000
                                                  ============================

     Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

--------------------------------------------------------------------------------

5.   DUE  TO  DIRECTORS

     a) During the year ended December 31, 2002, the Company obtained loans from two directors totalling $100,000, bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, are collateralized by a security interest over all the Company's present and after-acquired property. Interest accrued on these loans for the three-month period ended March 31, 2003 totalled $4,152 (2002
          -  $Nil).

     b) Other amounts due to these directors in respect of expenses requiring reimbursement and unpaid management fees are unsecured, non-interest bearing and repayable on demand. The amounts owing in this regard were $50,015 and included in accounts payable and accrued liabilities at March 31, 2003 (December 31, 2002 - $50,015).

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

6.   STOCK  OPTIONS

     During 2001, the Company established its 2001 Stock Option Plan, covering 1,000,000 shares of common stock. The Plan provides stock-based compensation to consultants, directors and other advisors of the Company. The term of the options granted under the Plan must not be more than ten years from the date of grant.

     On March 18, 2002, the Company granted 600,000 stock options to various employees, directors and consultants having an exercise price of $0.51 per option and expiring in five or ten years. Such options vest in accordance with the Company's 2001 Stock Option Plan, depending on the type of optionee. Pursuant to the settlement agreement with the licensor (Note 2), 100,000 options were cancelled in July 2002. A further 60,000 options were cancelled in December 2002. At March 31, 2003 and December 31, 2002, 440,000 stock options remained outstanding, all of which are exercisable.

----------------------------------------------------------------------------------------
7.   SUPPLEMENTAL CASH FLOW INFORMATION
                                                                              Cumulative
                                                                                    from
                                                                              January 25
                                                                                    2000
                                              Three-month periods ended   (inception) to
                                                        March 31                March 31
                                                  2003            2002           2003
                                              ------------------------------------------
  Interest and taxes paid                     $           -  $             -  $       -
  Non-cash operating investing and financing
    activities
      Shares issued in exchange for services  $           -  $             -  $  34,100
      Purchase of property and equipment in
        exchange for note payable             $           -  $       249,000  $ 249,000
      Cancellation of note payable for
        purchase of property and equipment    $           -  $             -  $(249,000)
      Purchase of license in exchange for
        common shares                         $           -  $       110,000  $ 110,000
      Cancellation of license and common
        shares                                $           -  $             -  $(110,000)
      Stock option compensation               $           -  $             -  $ 393,200

--------------------------------------------------------------------------------

8.   OTHER  LIABILITIES

     During the three-month period ended March 31, 2003, the Company was advanced $10,000 having no specified terms.

--------------------------------------------------------------------------------

9.   COMPARATIVE  AMOUNTS

     Certain comparative amounts have been reclassified to conform with the current period's presentation.

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

On March 13, 2002, acting through our wholly-owned subsidiary, Golden Caviar Corp., we entered into an arm's length agreement with Dr. Vyacheslav Sova and Sea Technology Enterprise, LLC, a Washington limited liability company controlled by Dr. Sova, pursuant to which Golden Caviar Corp. agreed to purchase certain assets from Sea Technology and to acquire an exclusive license to certain intellectual property from Dr. Sova. The transactions contemplated in this Agreement closed on March 13, 2002. The assets that Golden Caviar Corp. purchased from Sea Technology consisted of equipment that would have, together with the technology licensed by Dr. Sova, permitted Golden Caviar Corp. to produce salmon caviar and salmon caviar products. The license that Dr. Sova granted to Golden Caviar Corp. was a worldwide and exclusive license to use certain intellectual property that is the subject of a number of Russian patents, as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products. Since the closing of the transactions with Dr. Sova and Sea Technology Enterprise, LLC, we were working towards establishing our infrastructure and entering into key supply relationships with the view to commencing primary processing of salmon caviar in June 2002.

On June 27, 2002, we filed a report on Form 8-K announcing that on June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, discontinued proposed business operations with Dr. Vyacheslav Sova, Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova. (Detailed report on Form 8-K filed on June 27, 2002). On July 3, 2002, Rolltech and our wholly-owned subsidiary, Golden Caviar, entered into Agreement with Dr. Sova and Sea Technology to release from any and all claims which could arise from any of the agreements or relationships by and between Golden Caviar, Rolltech, Sova and Sea Technology. Concurrently, Rolltech and and its wholly-owned subsidiary, Golden Caviar entered into to Agreement with Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future.

Effective June 27, 2002 we have begun to refocus our efforts in seeking new business opportunities.

In the consolidated financial statements for the three months ended March 31, 2003, the caviar business has been segregated and presented as a "discontinued operation". The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the licence, the unsecured note payable, the 1 million common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our company. No revenue was recognized from the caviar business during the period of time we operated it.

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

GENERAL

Plan of Operation

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

We are a development stage company that, as of March 31, 2003, is operating as a "blank check" company without an operating business. We are seeking to identify a suitable business opportunity or enter into a suitable business combination. Our company will not be able to generate any revenues without funding and completing the acquisition of a suitable business opportunity or the completion of a suitable business combination. In addition, if we are unable to identify and complete such an acquisition, then our shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our December 31, 2002 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We are currently relying on our directors and creditors to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of March 31, 2003, our cash balance was only $14 and directors have currently suspended payment of all remuneration. We anticipate that we will require additional financing of at least $50,000 from directors or unrelated third parties in order to continue seeking a suitable business opportunity or business combination for the next twelve months. However, we may be required to raise additional financing in excess of $50,000 for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

Plan of Operation for the 12 Months ending March 31, 2004

We will continue to seek a new business opportunity or business combination over the 12 month period ending March 31, 2004. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.
Cash Requirements

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Sales and Marketing

We do not anticipate that we will expend any significant monies on sales and marketing over the next twelve months. However, some sales and marketing is possible upon the identification of purchase of a targeted business, of which none is currently identified

Employees

Over the twelve months ending March 31, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase of the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

Need for Additional Financing

We anticipate that we will require additional financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

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

Ability to Generate Revenues is Uncertain

For the three-month period ended March 31, 2003, we incurred a loss of $8,448. For the year ended December 31, 2002 we incurred a net loss of $599,993, including $147,088 related to our now discontinued caviar business. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. At this time, we have no ability to generate revenues. Our independent auditor's report on our December 31, 2002 consolidated financial statements contained an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

ITEM 3     EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

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

None

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

               Balance  Sheets

               Statements  of  Changes  in  Capital  Deficit

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

Date: May 7, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES


/s/ Dr. Michael Scheglov
-------------------------------------
Dr. Michael Scheglov, President,
Chief Executive Officer, Secretary
and Director

Date: May 7, 2003


/s/ Taly Keren
-------------------------------------
Taly Keren, Vice-President, Treasurer and Director, Principal Accounting Officer

Date: May 7, 2003

/s/ Dr. Alexander Karapetian
-------------------------------------
Dr. Alexander Karapetian, Director

Date: May 7, 2003



/s/ Grigoriy Goldenshteyn
-------------------------------------
Grigoriy Goldenshteyn, Director
Date: May 7, 2003

I, Michael Scheglov, certify that:

1.   I  have  reviewed  this  quarterly  report on form 10-QSB of Rolltech, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date:  May  7,  2003



                            By: /s/ Michael Scheglov
                            Michael Scheglov, President & CEO

I, Taly Keren, certify that:

1.   I have reviewed this quarterly report on form 10-QSB of Rolltech, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: May 7, 2003



                               By: /s/ Taly Keren
                               Taly Keren, Principal Accounting Officer