Form 10QSB
period 2003-06-30
ROLLTECH INC
filed 2003-08-15
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                 For the quarterly period ended:  June 30, 2003
                       Commission file number:  000-27189

                                 ROLLTECH, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                   98-0230423
   (State or other jurisdiction of          (IRS Employee Identification No.)
   incorporation  or  organization)

                551 Fifth Avenue, Suite 601, New York, NY 10017.
                    (Address of principal executive offices)

                                 (212) 973-0063
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No
      -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common  Stock,  $0.001  par  value                       5,868,500
            (Class)                       (Outstanding  as  of  August  6, 2003)

                                 ROLLTECH, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part  I  -  FINANCIAL  INFORMATION

Item  1. Financial  Statements  (Unaudited)

Balance Sheets                                                              F-1

Statements of Changes in Stockholders' Equity                               F-2

Statements of Changes of Operations                                         F-3

Statements of Cash Flows                                                    F-4

Notes to Financial Information                                              F-5

Notes to Financial Information                                              F-6

Notes to Financial Information                                              F-7

Notes to Financial Information                                              F-8

Notes to Financial Information                                              F-9

Notes to Financial Information                                              F-10

Item  2     Management's  Discussion  and  Analysis  or Plan of Operation   3

Item  3     Controls  and  Procedures                                       17

Part  II    OTHER  INFORMATION

Item  5     Other  Information                                              18

Item  6     Exhibits  and  Reports  on  Form  8-K                           18

Signatures                                                                  19

Certifications                                                              20

PART I:  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS  (UNAUDITED)

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                                       (EXPRESSED IN US DOLLARS)

                                                         JUNE 30  December 31
                                                            2003         2002
--------------------------------------------------------------------------------
                                                     (UNAUDITED)
ASSETS
CURRENT
  Cash                                               $    10,653   $      14

PROPERTY AND EQUIPMENT, net of depreciation                    -       3,486
                                                     ------------------------
TOTAL ASSETS                                         $    10,653   $   3,500
================================================================================
LIABILITIES AND CAPITAL DEFICIT

Liabilities
-----------

CURRENT
  Accounts payable and accrued liabilities (Note 5)  $    19,613   $ 104,885
  Due to related parties (Note 5)                        205,824     100,000
                                                     ------------------------
         Total current liabilities                       225,437     204,885
                                                     ------------------------
Capital Deficit
---------------
  Share Capital
  Authorized
         75,000,000   common shares with a par value of
                      $0.001 per share
  Issued and outstanding
         5,868,500    common shares                        5,869       5,869
  Additional paid-in capital                             554,637     554,637
  Deficit accumulated during the development stage      (775,290)   (761,891)
                                                     ------------------------
         Total capital deficit                          (214,784)   (201,385)
                                                     ------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                $    10,653   $   3,500
================================================================================

   The accompanying notes are an integral part of these financial statements.

================================================================================================================================
                                                                                                                  ROLLTECH, INC.
                                                                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                                       (EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
                                                                                            Accumulated     Deficit   Stockholders'
                                                                                             Additional    During the     Equity
                                                                           Common Stock        Paid-in    Development    (Capital
                                                                       --------------------
                                                                         Shares      Amount    Capital        Stage      Deficit)
                                                                       ---------------------------------------------------------
Shares issued for cash on Inception                                     4,000,000   $ 4,000   $  11,000   $       -   $  15,000
                                                                       -----------  --------  ----------
Shares issued for cash in July 2000, net of share
issuance costs of $36,500                                               1,527,500     1,528     114,722           -     116,250
Imputed interest on loan and amount due to related parties                      -         -       1,218           -       1,218
Net loss and comprehensive loss for the period                                  -         -           -     (56,232)    (56,232)
                                                                       ---------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                              5,527,500     5,528     126,940     (56,232)     76,236
Shares issued for services at $0.001 per share on:
- April 2001                                                              141,000       141      13,959           -      14,100
- November 2001                                                           200,000       200      19,800           -      20,000
Imputed interest on amount due to related parties                               -         -         738           -         738
Net loss and comprehensive loss for the year                                    -         -           -    (105,666)   (105,666)
                                                                       ---------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                              5,868,500     5,869     161,437    (161,898)      5,408
Shares issued for a license at $0.11 per share in April 2002 (Note 2)   1,000,000     1,000     109,000           -     110,000
Shares cancelled in connection with termination and return of
license in July 2002 (Note 2)                                          (1,000,000)   (1,000)   (109,000)          -    (110,000)
Stock option compensation (Note 3)                                              -         -     393,200           -     393,200
Net loss and comprehensive loss for the year                                    -         -           -    (599,993)   (599,993)
                                                                       ---------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                              5,868,500     5,869     554,637    (761,891)   (201,385)
Net loss and comprehensive loss for the period                                  -         -           -     (13,399)    (13,399)
                                                                       ---------------------------------------------------------
BALANCE, JUNE 30, 2003 (UNAUDITED)                                      5,868,500   $ 5,869   $ 554,637   $(775,290)  $(214,784)
================================================================================================================================

   The accompanying notes are an integral part of these financial statements.
   --------------------------------------------------------------------------

======================================================================================================================
                                                                                                        ROLLTECH, INC.
                                                                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                      --------------------------------
                                                                                              STATEMENTS OF OPERATIONS
                                                                                             -------------------------
                                                                                 (UNAUDITED - EXPRESSED IN US DOLLARS)
                                                                                 -------------------------------------
                                                                                                           Period from
                                                          For the three-month      For the six-month        January 25
                                                             periods ended           periods ended                2000
                                                                June 30                  June 30        (inception) to
                                                       -----------------------  ------------------------       June 30
                                                          2003         2002         2003         2002             2003
----------------------------------------------------------------------------------------------------------------------


EXPENSES
  Depreciation                                         $        -   $      200   $      782   $      509   $    2,843
  Equipment rental - related parties                            -            -            -            -        8,650
  Compensation                                                  -      177,275            -      189,275      418,100
  Office and miscellaneous                                      -        2,504            -        3,643       19,089
  Professional fees                                           777       36,044        4,291       62,352      109,000
  Rent                                                          -        2,788            -        5,506       19,636
  Transfer, filing and listing                                 74          274           74        1,343        9,203
  Travel and promotion                                          -            -            -            -       24,073
                                                       ---------------------------------------------------------------
                                                             (851)    (219,085)      (5,147)    (262,628)    (610,594)
OTHER INCOME (EXPENSE)
  Interest income                                               -           32            -           44        4,333
  Interest expense and other                                    -       (3,227)      (4,152)      (3,444)     (17,841)
  Foreign exchange loss                                    (1,396)         (51)      (1,396)        (176)      (1,396)
  Loss on disposal of property and equipment               (2,704)           -       (2,704)           -       (2,704)
                                                       ---------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                        (4,951)    (222,331)     (13,399)    (266,204)    (628,202)

LOSS FROM DISCONTINUED OPERATIONS (Note 2)                      -     (121,660)           -     (121,660)    (147,088)
                                                       ---------------------------------------------------------------
NET LOSS FOR THE PERIOD                                $   (4,951)  $ (343,991)  $  (13,399)  $ (387,864)  $ (775,290)
======================================================================================================================
LOSS PER SHARE
  Basic and diluted
    From continuing operations                         $        -   $    (0.04)  $        -   $    (0.04)  $    (0.13)
    Discontinued operations                            $        -   $    (0.01)  $        -   $    (0.02)  $    (0.03)
                                                       ---------------------------------------------------------------
    After discontinued operations                      $        -   $    (0.05)  $        -   $    (0.06)  $    (0.16)
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    5,868,500    6,835,533    5,868,500    6,354,688    4,760,427
======================================================================================================================

   The accompanying notes are an integral part of these financial statements.

================================================================================================
                                                                                  ROLLTECH, INC.
                                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                --------------------------------
                                                                        STATEMENTS OF CASH FLOWS
                                                                        ------------------------
                                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
                                                           -------------------------------------
                                                                                     Period from
                                                                                      January 25
                                                           Six-Month Periods Ended          2000
                                                                    June 30        inception) to
                                                           -----------------------       June 30
                                                               2003        2002             2003
------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES
  Net loss from continuing operations for the period        $ (13,399)  $(266,204)    $(628,202)
  Adjustments to reconcile net loss from continuing
     operations to net cash used in operating activities:
    Depreciation                                                  782         509         2,843
    Interest expense                                                -           -         1,956
    Shares issued for services                                      -           -        34,100
    Stock option compensation                                       -     165,275       314,100
    Loss on disposal of property and equipment                  2,704           -         2,704
  Changes in assets and liabilities
    Increase (decrease) in accounts payable and
      accrued liabilities                                     (32,358)     56,384        72,527
                                                            ------------------------------------
                                                              (42,271)    (44,036)     (199,972)
                                                            ------------------------------------
  Loss from discontinued operations                                 -    (121,660)     (147,088)
  Adjustment for non-cash expenses
    Stock option compensation - discontinued                        -      56,100        79,100
                                                            ------------------------------------
                                                                    -     (65,560)      (67,988)
                                                            ------------------------------------
                                                              (42,271)   (109,596)     (267,960)
                                                            ------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
  Shares issued for cash, net of issuance costs                     -           -       131,250
  Proceeds on loans from related parties                      152,910     100,000       282,910
  Repayment of  loans from  related parties                  (100,000)          -      (130,000)
                                                            ------------------------------------
                                                               52,910     100,000       284,160
                                                            ------------------------------------
CASH USED IN INVESTING ACTIVITY
  Purchase of property and equipment                                -           -        (5,547)
                                                            ------------------------------------
INCREASE (DECREASE) IN CASH                                    10,639      (9,596)       10,653

CASH, beginning of period                                          14      12,991             -
                                                            ------------------------------------
CASH, end of period                                         $  10,653   $   3,395     $  10,653
================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION (Note 7)

   The accompanying notes are an integral part of these financial statements.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              NOTES TO THE  FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
JUNE  30,  2003  AND  2002
--------------------------------------------------------------------------------
1.     NATURE  OF  BUSINESS  AND  ABILITY  TO  CONTINUE  OPERATIONS

       Rolltech, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. In contemplation of the acquisition, the Company incorporated a wholly-owned subsidiary (Golden Caviar Corp.) on February 15, 2002 under the laws of the State of Nevada to operate the caviar business. The processing and sale of caviar and caviar-related products was the Company's primary business from late March 2002 until June 2002. The Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar businessand became inactive. The results of operations for the caviar business are presented in these financial statements as discontinued operations . During the six-month period ended June 30, 2003, the Company sold the inactive wholly owned subsidiary to a former director for $1. (Note 2)

       The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

       These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has recognized no revenue and has accumulated operating losses of $775,290 since its inception, has a working capital deficiency of $214,784 and returned to inactive status in June 2002 upon disposal of its caviar business. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, finding a new business for the Company, obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to develop a new business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              NOTES TO THE  FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
JUNE  30,  2003  AND  2002
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

       In June 2002, the Company decided to discontinue its caviar business over an unresolvable dispute with the licensor. In connection therewith, the licensor filed a lawsuit in the State of Washington over the matter. The Company counter claimed. On July 3, 2002, the Company signed a settlement agreement with the licensor to terminate the above-noted acquisition and release each party from claims filed. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 1,000,000 issued common shares of the Company (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor, and all the commitments. The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at June 30, 2003 or December 31, 2002. The loss from discontinued operations presented on the Statement of Operations consists of expenses incurred in the caviar business from April 1, 2002 until June 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business. The trading value of the Company's common stock exceeded the value of the returned assets at the date of cancellation.

       In June 2003, the Company sold its inactive wholly owned subsidiary (Golden Caviar Corporation) to a former director for $1. At the time of the sale, the wholly owned subsidiary had no assets or liabilities.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              NOTES TO THE  FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
JUNE  30,  2003  AND  2002
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

       SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to consultants is recognized in these financial statements as compensation expense using the Black-Scholes option pricing model.

       Compensation expense is remeasured on a quarterly basis until fully vested for options not vested on the grant date.

       The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. There was no compensation expense recognized during the six months ended June 30, 2003. $165,275 of stock option compensation was recognized in the six-month period ended June 30, 2002. There is no difference in Pro-forma and actual loss per share.

--------------------------------------------------------------------------------

4.     RELATED  PARTY  TRANSACTIONS

       Related party transactions with two of the Company's directors not disclosed elsewhere in these financial statements are as follows:

                                            Six-months ended
                                                 June 30
                                              2003    2002
                                            ---------------
         Management compensation            $    -  $24,000
                                            ===============
         Interest expense                   $4,152  $ 3,444
                                            ===============


       Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              NOTES TO THE  FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
JUNE  30,  2003  AND  2002
--------------------------------------------------------------------------------
5.     DUE  TO  RELATED  PARTIES

     a) During the year ended December 31, 2002, the Company obtained loans from the two former directors totaling $100,000, bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, were collateralized by a security interest over all the Company's present and after-acquired property. In June 2003, in connection with a change in control, the Company obtained loans from the incoming stockholders, through an intermediary to repay in full the loans from the former directors and certain other amounts owed to them.

     b) Certain other amounts due to these former directors in respect of expenses requiring reimbursement and unpaid management fees were unsecured, non-interest bearing and repayable on demand. In June 2003, the former directors assigned other amounts payable totaling $52,914 (December 31, 2002 - $50,015) to the new controlling stockholders in connection with the change of control (Note 5(c)).

     c) In respect of the above noted change of control, the amounts due to the new controlling shareholders totaling $205,824 is comprised as follows:

                                                       JUNE 30   December 31
                                                         2003        2002
                                                       ----------------------
       Advances to the Company on a change of control  $142,910  $          -
       Assignment of related party accounts payable      52,914             -
       Other advances                                    10,000             -
                                                       ----------------------
                                                       $205,824  $          -
                                                       ======================

       The amounts due to the new controlling stockholders are due on demand and bear no interest.

       The Company bears no indebtedness to the former controlling stockholders at June 30, 2003.

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              NOTES TO THE  FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
JUNE  30,  2003  AND  2002
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

       On March 18, 2002, the Company granted 600,000 stock options to various employees, directors and consultants having an exercise price of $0.51 per option and expiring in five or ten years. Such options vest in accordance with the Company's 2001 Stock Option Plan, depending on the type of optionee. Pursuant to the settlement agreement with the licensor (Note 2), 100,000 options were cancelled in July 2002. A further 60,000 options were cancelled in December 2002. At December 31, 2002, 440,000 stock options remained outstanding, all of which were exercisable. During the six-month period ended June 30, 2003, all outstanding options were cancelled as a result of the change of control. (Note 5)

--------------------------------------------------------------------------------
7.     SUPPLEMENTAL  CASH  FLOW  INFORMATION
                                                                          Cumulative
                                                                                from
                                                                          January 25
                                                                                2000
                                            Six-month periods ended   (inception) to
                                                    June 30                  June 30
                                                2003       2002                 2003
------------------------------------------------------------------------------------
  Interest and taxes paid                      $     -  $       -         $       -
  Non-cash operating, investing and financing
    activities
    Assignment of accounts payable             $52,914  $       -         $  52,914
    Shares issued in exchange for services     $     -  $       -         $  34,100
    Purchase of property and equipment in
      exchange for note payable                $     -  $ 249,000         $ 249,000
    Cancellation of note payable for
      purchase of property and equipment       $     -  $(249,000)        $(249,000)
    Purchase of license in exchange for
      common shares                            $     -  $ 110,000         $ 110,000
    Cancellation of license and common
      shares                                   $     -  $(110,000)        $(110,000)
    Stock option compensation                  $     -  $ 221,375         $ 393,200

================================================================================
                                                                  ROLLTECH, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              NOTES TO THE  FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
JUNE  30,  2003  AND  2002
--------------------------------------------------------------------------------
8.     COMPARATIVE  AMOUNTS

       Certain comparative amounts have been reclassified to conform with the current period's presentation.

9.  NEW  ACCOUNTING  PRONOUNCEMENT

       On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments
       b) Financial instruments to repurchase an entity's own equity instruments
       c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

       The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

As used in this quarterly report, the terms "we", "us", "our", and "Rolltech" mean Rolltech, Inc., unless otherwise indicated.

All  dollar  amounts  refer  to  US  dollars  unless  otherwise  indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

On June 27, 2002, we filed a report on Form 8-K announcing that on June 27, 2002, Golden Caviar Corp., our wholly-owned subsidiary, discontinued proposed business operations with Dr. Vyacheslav Sova, Sea Technology Enterprise, LLC, a limited liability company formed under the laws of the State of Washington and controlled by Dr. Sova. (Detailed report on Form 8-K filed on June 27, 2002). On July 3, 2002, Rolltech and our wholly-owned subsidiary, Golden Caviar, entered into Agreement with Dr. Sova and Sea Technology to release from any and all claims which could arise from any of the agreements or relationships by and between Golden Caviar, Rolltech, Sova and Sea Technology. Concurrently, Rolltech and its wholly-owned subsidiary, Golden Caviar entered into to Agreement with Oleg Ordinartsev and the Law Office of Oleg Ordinartsev PLLC forever discharge each other of any and all claims, demands, and causes of action of whatsoever kind, nature or description, whether past, present or future.

Effective June 27, 2002 we have begun to refocus our efforts in seeking new business opportunities.

In the financial statements for the six months ended June 30, 2003, the caviar business has been segregated and presented as a "discontinued operation". The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the license, the unsecured note payable, the 1 million common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our company. No revenue was recognized from the caviar business during the period of time we operated it.

On June 11, 2003, the Company entered into a Stock Purchase Agreement with Michael Scheglov and sold the Company's subsidiary, Golden Caviar, to Mr. Scheglov for consideration of $1.00 (one dollar). At the time of sale, Golden Caviar had no assets or liabilities and was inactive.

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

Plan  of  Operation
-------------------

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

We are a development stage company that, as of June 30, 2003, is operating as a "blank check" company without an operating business. We are seeking to identify a suitable business opportunity or enter into a suitable business combination. Our company will not be able to generate any revenues without funding and completing the acquisition of a suitable business opportunity or the completion of a suitable business combination. In addition, if we are unable to identify and complete such an acquisition, then our shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

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

We are currently relying on our directors and creditors to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of June 30, 2003, our cash balance was $10,639 and directors have currently suspended payment of all remuneration. Additionally, in ?? with the change of control referred to in our 8-K filing, on June 26, 2003, the outgoing shareholders assigned the entire amount of the company's indebtedness to the incoming shareholders and their representatives. We anticipate that we will require additional financing of at least $50,000 from directors or unrelated third parties in order to continue seeking a suitable business opportunity or business combination for the next twelve months. However, we may be required to raise additional financing in excess of $50,000 for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

Plan  of  Operation  for  the  12  Months  ending  June  30,  2004
------------------------------------------------------------------

We will continue to seek a new business opportunity or business combination over the 12 month period ending June 30, 2004. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash  Requirements
------------------

We anticipate that we may require additional financing from directors and unrelated third parties in order to continue seeking a suitable business opportunities or business combinations. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. Once we locate a suitable business opportunity or business combination, we will likely have to seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product  Research  and  Development
-----------------------------------

We do not anticipate that we will expend any significant monies on research and development over the next twelve months. However, some research and development is possible upon the identification of purchase of a targeted business, of which none is currently identified.

Purchase  of  Significant  Equipment
------------------------------------

We do not intend to purchase any significant equipment through June 30, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Sales  and  Marketing
---------------------

We do not anticipate that we will expend any significant monies on sales and marketing over the next twelve months. However, some sales and marketing is possible upon the identification of purchase of a targeted business, of which none is currently identified

Employees
---------

Over the twelve months ending June 30, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase of the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

Application  of  Critical  Accounting  Policies
-----------------------------------------------

Going  Concern
--------------

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements.

Use  of  Estimates
------------------

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

RISK  FACTORS
-------------

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Scarcity  of  and  Competition  for  Business  Opportunities  and  Combinations
-------------------------------------------------------------------------------

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

Governmental  Regulation
------------------------

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key  Personnel
--------------

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

Need  for  Additional  Financing
--------------------------------

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

Limited  Operating  History
---------------------------

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

Ability  to  Generate  Revenues  is  Uncertain
----------------------------------------------

For the six-month period ended June 30, 2003, we incurred a loss of $4,951. For the year ended December 31, 2002 we incurred a net loss of $599,993, including $147,088 related to our now discontinued caviar business. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. At this time, we have no ability to generate revenues. Our independent auditor's report on our December 31, 2002 consolidated financial statements contained an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Speculative  Nature  of  Our  Proposed  Operations
--------------------------------------------------

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

No  Agreement  for  Business  Combination  or Other Transaction/No Standards for
--------------------------------------------------------------------------------
Business  Combination
---------------------

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

Continued  Management  Control/Limited  Time  Availability
----------------------------------------------------------

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

Lack  of  Market  Research  or  Marketing  Organization
-------------------------------------------------------

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack  of  Diversification
-------------------------

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

Regulation
----------

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

Probable  Change  in  Control  and  Management
----------------------------------------------

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

Reduction  of  Percentage  Share  Ownership  Following  Business  Combination
-----------------------------------------------------------------------------

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

Taxation
--------

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Requirement  of Audited Financial Statements May Disqualify Business Opportunity
--------------------------------------------------------------------------------

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

Uncertain  Ability  to  Manage  Growth
--------------------------------------

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

"Penny  Stock"  Rules  May  Restrict  the  Market  for  the  Company's  Shares
------------------------------------------------------------------------------

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Possible  Volatility  of  Share  Prices
---------------------------------------

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

Indemnification  of  Directors,  Officers  and  Others
------------------------------------------------------

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

Future  Dilution
----------------

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

Anti-Takeover  Provisions
-------------------------

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Reports  to  Security  Holders
------------------------------

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.


ITEM  3.     CONTROLS  AND  PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of June 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II:  OTHER INFORMATION

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

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        3.1      Articles  of  Incorporation  of  the  Registrant*
        3.2      By-laws  of  the  Registrant*
        31.1     Section  302  Certification
        32.1     Section  906  Certification
        ___________
        * Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000

(b)     Reports  on  Form 8-K filed during the three months ended June 30, 2003.

        A current report on Form 8K under Item 1: Changes in Control of Registrant, Item 5: Other Event, and Item 6: Resignation of Registrant's Directors was filed on June 26, 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August  14,  2003               Rolltech,  Inc.

                                       /s/  Albert  Abdoulline
                                       ------------------------------
                                       Albert  Abdoulline
                                       President