Form 10QSB
period 2003-09-30
VICTORIA INDUSTRIES INC
filed 2003-11-21
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

               For the quarterly period ended:  September 30, 2003
                       Commission file number:  000-27189

                            VICTORIA INDUSTRIES, INC.
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

Yes     X          No
    ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.001 par value                        586,850
                   (Class)                  (Outstanding as of November 6, 2003)

                            VICTORIA INDUSTRIES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Statements of Changes in Stockholders' Equity
(Capital Deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .F-4

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . .F-5

Item 2 Management's Discussion and Analysis or Plan of Operation. . . . . . .3

Item 3 Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . .11

Part II OTHER INFORMATION

Item 1 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 2 Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . .11

Item 3 Default upon Senior Securities . . . . . . . . . . . . . . . . . . . .11

Item 4 Submission of Matters to a Vote of Security Holders. . . . . . . . . .11

Item 5 Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)





                          VICTORIA INDUSTRIES, INC.
                          (FORMERLY ROLLTECH, INC.)
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 2003 AND 2002
                          (UNAUDITED - EXPRESSED IN US DOLLARS)

                          VICTORIA INDUSTRIES, INC.
                          (FORMERLY ROLLTECH, INC.)
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 2003 AND 2002
                          (UNAUDITED - EXPRESSED IN US DOLLARS)




--------------------------------------------------------------------------------
                                                                        CONTENTS

Consolidated  Financial  Statements
-----------------------------------

     Balance Sheets

     Statements of Changes in Stockholders' Equity (Capital Deficit)

     Statements of Operations

     Statements of Cash Flows

     Notes to the Financial Statements

===========================================================================================
                                                                  VICTORIA INDUSTRIES, INC.
                                                                  (FORMERLY ROLLTECH, INC.)
                                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                                                CONSOLIDATED BALANCE SHEETS
                                                                  (EXPRESSED IN US DOLLARS)


                                                               SEPTEMBER 30    December 31
                                                                   2003           2002
-------------------------------------------------------------------------------------------
ASSETS                                                           (UNAUDITED)

CURRENT
     Cash                                                     $     256,592   $         14
     Short-term investments                                          44,184              -
     Receivables                                                      8,628              -
                                                              -----------------------------
                                                                    309,404             14
PROPERTY AND EQUIPMENT, net of depreciation                               -          3,486
                                                              -----------------------------
TOTAL ASSETS                                                  $     309,404   $      3,500
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Liabilities
-----------

CURRENT
     Accounts payable and accrued liabilities (Note 5)        $      20,600   $    104,885
     Due to related parties (Note 5)                                205,824        100,000
                                                              -----------------------------
                                                                    226,424        204,885

Convertible notes payable (Net of unamortized discounts of
     $337,000 and $Nil) (Note 7)                                          -              -
                                                              -----------------------------
                                                                    226,424        204,885
                                                              -----------------------------

Stockholders' Equity (Capital Deficit)
--------------------------------------
     Share Capital (Note 9)
       Authorized
           75,000,000   common shares with a par value of
                        $0.001 per share
       Issued and outstanding
              586,850   common shares                                   587            587
     Additional paid-in capital                                     896,919        559,919
     Deficit accumulated during the development stage              (814,526)      (761,891)
                                                              -----------------------------
           Total stockholders' equity (capital deficit)              82,980       (201,385)
                                                              -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)  $     309,404   $      3,500
===========================================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

=============================================================================================================================
                                                                                                    VICTORIA INDUSTRIES, INC.
                                                                                                    (FORMERLY ROLLTECH, INC.)
                                                                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                        (UNAUDITED - EXPRESSED IN US DOLLARS)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                        Deficit         Total
                                                                                                      Accumulated  Stockholders'
                                                                         Common Stock      Additional  During the      Equity
                                                                      -------------------   Paid-in    Development   (Capital
                                                                       Shares     Amount    Capital      Stage       Deficit)
                                                                      -------------------------------------------------------
Shares issued for cash on Inception                                    400,000   $   400   $  14,600   $       -      15,000
Shares issued for cash in July 2000, net of share
issuance costs of $36,500                                              152,750       153     116,097           -     116,250
Imputed interest on loan and amount due to related parties                   -         -       1,218           -       1,218
Net loss for the period                                                      -         -           -     (56,232)    (56,232)
                                                                      -------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                             552,750       553     131,915     (56,232)     76,236

Shares issued for services at $1.00 per share on:
- April 2001                                                            14,100        14      14,086           -      14,100
- November 2001                                                         20,000        20      19,980           -      20,000
Imputed interest on amount due to related parties                            -         -         738           -         738
Net loss for the year                                                        -         -           -    (105,666)   (105,666)
                                                                      -------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                             586,850       587     166,719    (161,898)      5,408

Shares issued for a license at $1.10 per share in April 2002           100,000       100     109,900           -     110,000
Shares cancelled in connection with termination and return of
license in July 2002                                                  (100,000)     (100)   (109,900)          -    (110,000)
Stock option compensation                                                    -         -     393,200           -     393,200
Net loss for the year                                                        -         -           -    (599,993)   (599,993)
                                                                      -------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                             586,850       587     559,919    (761,891)   (201,385)

Value of beneficial conversion feature on convertible notes (Note 7)         -         -     337,000           -     337,000
Net loss for the period                                                      -         -           -     (52,635)    (52,635)
                                                                      -------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003                                            586,850   $   587   $ 896,919   $(814,526)  $  82,980
=============================================================================================================================


                The accompanying notes are an integral part of these consolidated financial statements.

=================================================================================================================================

                                                                                                        VICTORIA INDUSTRIES, INC.
                                                                                                        (FORMERLY ROLLTECH, INC.)
                                                                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                 --------------------------------
                                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                            -------------------------------------
                                                                                            (UNAUDITED - EXPRESSED IN US DOLLARS)
                                                                                            -------------------------------------

                                                                                                                      Period from
                                                   For the three-month               For the nine-month                January 25
                                                     periods ended                      periods ended                        2000
                                                      September 30                       September 30              (inception) to
                                           ---------------------------------------------------------------------     September 30
                                                  2003             2002             2003              2002                   2003
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES
      Depreciation                         $            -   $          255   $          782   $             763   $        2,843
      Equipment rental - related parties                -                -                -                   -            8,650
      Compensation                                  1,171           71,357            1,171             260,650          419,271
      Office and miscellaneous                        485            1,477              485               5,120           19,574
      Professional fees                            36,443            5,237           40,734              67,589          145,443
      Rent                                              -                -                -               5,506           19,636
      Transfer, filing and listing                  1,076              680            1,150               2,024           10,279
      Travel and promotion                              -            1,569                -               1,569           24,073
                                           --------------------------------------------------------------------------------------
                                                  (29,175)         (80,593)         (44,322)           (343,221)        (649,769)
OTHER INCOME (EXPENSE)
      Interest income                                   -                -                -                  44            4,333
      Interest expense and other (Note 4)             (36)          (4,352)          (4,188)             (7,797)         (17,877)
      Foreign exchange loss                           (25)             (15)          (1,421)               (190)          (1,421)
      Writedown of capital assets                       -                -           (2,704)                  -           (2,704)
                                           --------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS               (39,236)         (84,960)         (52,635)           (351,164)        (667,438)
LOSS FROM DISCONTINUED OPERATIONS
(Note 2)                                                -           (2,428)               -            (124,088)        (147,088)
                                           --------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                    $      (39,236)  $      (87,388)  $      (52,635)  $        (475,252)  $     (814,526)
=================================================================================================================================

LOSS PER SHARE - basic and diluted
      From continuing operations           $        (0.07)  $        (0.15)  $        (0.09)  $           (0.57)  $        (1,38)
      Discontinued operations                       (0.00)           (0.00)           (0.00)              (0.20)           (0.30)
                                           --------------------------------------------------------------------------------------
      AFTER DISCONTINUED OPERATIONS        $        (0.07)  $        (0.15)  $        (0.09)  $           (0.77)  $        (1.68)
=================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING               586,850          590,111          586,850             620,183          483,328
=================================================================================================================================



                 The accompanying notes are an integral part of these consolidated financial statements.

=============================================================================================================

                                                                                    VICTORIA INDUSTRIES, INC.
                                                                                    (FORMERLY ROLLTECH, INC.)
                                                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                                                             --------------------------------
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        -------------------------------------
                                                                (UNAUDITED - AMOUNTS EXPRESSED IN US DOLLARS)
                                                                ---------------------------------------------

                                                                                                  Period from
                                                                                                   January 25
                                                                 Nine-month periods ended                2000
                                                                       September 30            (inception) to
                                                          -----------------------------------    September 30
                                                                  2003               2002                2003
-------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES
--------------------------------------------------------
     Net loss from continuing operations for the period   $        (52,635)  $       (351,164)  $   (667,438)
     Adjustments to reconcile net loss from continuing
       operations to net cash in operating activities:
          Depreciation                                                 782                763          2,843
          Interest expense                                               -                  -          1,956
          Shares issued for services                                     -                  -         34,100
          Stock option compensation                                      -            224,650        314,100
          Writedown of capital assets                                2,704                  -          2,704
     Changes in assets and liabilities
          Increase in accounts receivable                           (8,628)                 -         (8,628)
          Decrease in prepaid expenses and deposits                      -                945              -
          Increase in short-term investments                       (44,184)                 -        (44,184)
          Increase (decrease) in accounts payable and
         accrued liabilities                                       (31,376)            79,830         73,509
                                                          ---------------------------------------------------
                                                                  (133,337)           (44,976)      (291,038)
                                                          ---------------------------------------------------
     Loss from discontinued operations                                   -           (124,088)      (147,088)
     Adjustment for non-cash expenses
          Stock option compensation - discontinued                       -             56,100         79,100
                                                          ---------------------------------------------------
                                                                         -            (67,988)       (67,988)
                                                          ---------------------------------------------------
                                                                  (133,337)          (112,964)      (359,026)
                                                          ---------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
     Shares issued for cash, net of issuance costs                       -                  -        131,250
     Proceeds on loans from related parties                        152,915            100,000        282,915
     Repayment of a loan to a related party                       (100,000)                 -       (130,000)
     Proceeds on convertible notes payable                         337,000                  -        337,000
                                                          ---------------------------------------------------
                                                                   389,915            100,000        621,165
                                                          ---------------------------------------------------
CASH USED IN INVESTING ACTIVITY
     Purchase of property and equipment                                  -                  -         (5,547)
                                                          ---------------------------------------------------
INCREASE (DECREASE) IN CASH                                        256,578            (12,964)       256,592
CASH, beginning of period                                               14             12,991              -
                                                          ---------------------------------------------------
CASH, end of period                                       $        256,592   $             27   $    256,592
=============================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION (Note 8)


        The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

     The Company was incorporated on January 25, 2000 under the laws of the State of Nevada. The Company was initially involved in the identification and acquisition of marketing licenses for high technology manufactured products. In February 2001, the Company terminated its involvement in this business and sought new business opportunities. On March 13, 2002, the Company acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar-related products. The processing and sale of caviar and caviar-related products was the Company's primary business from late March 2002 until June 2002. The Company terminated its involvement in the caviar business, returned remaining assets and settled liabilities of the caviar business, became inactive and was searching for new business opportunities. The results of operations for the caviar business are presented in these financial statements as discontinued operations (Note 2).

     In September 2002, the Company established a wholly-owned subsidiary (Victoria Resources, Inc. ("VRI")) in the State of New York for the purpose of pursuing opportunities in the lumber resource sector. VRI controls two Russian entities which it plans to operate in the commercial lumber industry in the Tomsk region of Western Siberia. Victoria Lumber is a wholly-owned Russian subsidiary of VRI established for the purpose of trading in forestry products in Russia. VRI also entered into an agreement with a Russian company whereby VRI owns a 51% interest in Victoria Siberian Wood. At September 30, 2003, the Company has not yet commenced operations in Russia.

     Upon consolidation, all intercompany transactions and balances were eliminated. Monetary balances denominated in foreign currencies were translated to US dollars using the rate in effect at the balance sheet date. The effect of any change in exchange rate from that in effect on the transaction date is charged to the Consolidated Statement of Operations.

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

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS - CONTINUED

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has recognized no revenue and has accumulated operating losses of $814,526 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, actively pursuing the Company's new business, obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to further the new business venture. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

--------------------------------------------------------------------------------

2.   DISCONTINUED OPERATIONS

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

     In exchange for the licence (having no specified expiry), the Company issued (on April 3, 2002) 100,000, fully-vested, non-forfeitable, restricted shares of the Company to the Licensor. The value assigned to the common stock and license of $110,000 was based upon the trading price of the Company's common stock around the time the terms were agreed to.

     In June 2002, the Company decided to discontinue its caviar business over an unresolvable dispute with the licensor. On July 3, 2002, the Company signed an agreement with the licensor to terminate the above-noted acquisition. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 100,000 issued common shares of the Company
     (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor, and all the commitments.

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

2.   DISCONTINUED OPERATIONS - CONTINUED

     The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at September 30, 2003 or December 31, 2002. The loss from discontinued operations presented on the Statement of Operations consists of expenses incurred in the caviar business from April 1, 2002 until September 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business. The trading value of the Company's common stock exceeded the value of the returned assets at the date of cancellation.

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

     The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. There was no compensation expense recognized during the nine months ended September 30, 2003 and 2002 or required to be disclosed on a pro-forma basis.

--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     Related party transactions with two of the Company's former directors not disclosed elsewhere in these consolidated financial statements are as follows:

                                                      Nine-months ended
                                                        September 30
                                                      2003         2002
                                                 ---------------------------

       Compensation                              $          -  $      36,600
       Interest expense                                 4,152          7,797
                                                 ---------------------------
                                                 $      4,152  $      44,397
                                                 ===========================

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

--------------------------------------------------------------------------------

5.   DUE TO RELATED PARTIES

     a) During 2002, the Company obtained loans from the two former directors totaling $100,000, bearing interest at 15% per annum and repayable on demand. The loans, by way of promissory notes, were collateralized by a security interest over all the Company's present and after-acquired property. In June 2003, in connection with a change in control, the Company obtained loans from the incoming stockholders, through an intermediary to repay in full the loans from the former directors and certain other amounts owed to them.

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

     c) In respect of the above noted change of control, a promissory note in the amount of $205,824 has been issued, by the Company, comprised as follows:

                                                      SEPTEMBER 30       December 31
                                                              2003              2002
                                                   ---------------------------------

    Advances to the Company on change of control   $       142,910  $              -
    Assignment of related party accounts payable            52,914                 -
    Other advances                                          10,000                 -
    Loans receivable (a)                                         -           100,000
                                                   ---------------------------------
                                                   $       205,824  $        100,000
                                                   =================================

     The Company issued to the new controlling stockholder a promissory note which is due on demand and bears no interest.

     The Company bears no indebtedness to the former controlling stockholders at September 30, 2003.

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

6.   STOCK OPTIONS

     During 2001, the Company established its 2001 Stock Option Plan, covering 100,000 shares of common stock. The Plan provides stock-based compensation to consultants, directors and other advisors of the Company. The term of the options granted under the Plan must not be more than ten years from the date of grant.

     On March 18, 2002, the Company granted 60,000 stock options to various employees, directors and consultants having an exercise price of $5.10 per option and expiring in five or ten years. Such options vest in accordance with the Company's 2001 Stock Option Plan, depending on the type of optionee. Pursuant to the settlement agreement with the licensor (Note 2), 10,000 options were cancelled in July 2002. A further 6,000 options were cancelled in December 2002. At December 31, 2002, 44,000 stock options remained outstanding, all of which were exercisable. During the nine-month period ended September 30, 2003, all outstanding options were cancelled as a result of the change of control (Note 5). As at September 30, 2003, no new options have been issued.

--------------------------------------------------------------------------------

7.   CONVERTIBLE NOTES PAYABLE

     On September 30, 2003, the Company issued $337,000 of Convertible Notes due September 30, 2005 and bearing interest at 10% per annum payable quarterly. The convertible notes are unsecured.

     The notes are immediately convertible at the option of the holders into shares of common stock of the Company at a conversion price of $0.10. The convertible notes payable are accounted for under Emerging Issues Task Force Release No. 00-27 which requires a beneficial conversion feature to be calculated. As a result of the issuance of convertible notes, a beneficial conversion feature of $337,000 was recorded as a discount to the convertible notes in the period ended September 30, 2003.

     The value ascribed to the beneficial conversion feature are recorded as a debt discount and will be amortized to interest expense over the term of the related debt using the effective interest rate method. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount will be recorded as interest expense. No amortization was recorded during the period ended September 30, 2003.

     The  convertible  notes  payable  are  summarized  as  follows:

                                                       Face              Carrying
                                                      Amount   Discount    Value
                                                     ----------------------------

  Balance at, and issued on, September 30, 2003      $337,000  $ 337,000  $     -
                                                     ============================

     Subsequent to September 30, 2003, the Company received additional proceeds of $495,000 in connection with a financing which is expected to have the same terms and conditions as the convertible notes issued on September 30, 2003.

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

8.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Cumulative
                                                                                           from
                                                                                     January 25
                                                                                           2000
                                                     Nine-month periods ended    (inception) to
                                                             September 30          September 30
-----------------------------------------------------------------------------------------------
                                                         2003             2002          2003

       Interest and taxes paid                      $           -  $          -   $          -
       Non-cash operating, investing and financing
         activities
           Assignment of accounts payable           $      52,914  $          -   $     52,914
           Shares issued in exchange for services   $           -  $          -   $     34,100
           Purchase of property and equipment in
             exchange for note payable              $           -  $    249,000   $    249,000
           Cancellation of note payable for
             purchase of property and equipment     $           -  $   (249,000)  $   (249,000)
           Purchase of license in exchange for
             common shares                          $           -  $    110,000   $    110,000
           Cancellation of license and common
             shares                                 $           -  $   (110,000)  $   (110,000)
           Stock option compensation                $           -  $    280,750   $    393,200
           Beneficial conversion feature on
             convertible notes                      $     337,000  $          -   $    337,000

--------------------------------------------------------------------------------

9.   SUBSEQUENT EVENT

     In October 2003, the Company effected a 10:1 reverse stock split. The effect of this reverse stock split has been reflected in these financial statements and the comparative figures have been retroactively adjusted in this regard.

================================================================================

                                                       VICTORIA INDUSTRIES, INC.
                                                       (FORMERLY ROLLTECH, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

10.  NEW ACCOUNTING PRONOUNCEMENT

     On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) financial instruments to repurchase an entity's own equity instruments c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments (d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and it is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

     The adoption of these new standards did not have a material effect on the Company's financial statements.

--------------------------------------------------------------------------------

11.  COMPARATIVE AMOUNTS

     Certain comparative amounts have been reclassified to conform with the current period's presentation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

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

As used in this quarterly report, the terms "we", "us", "our", and "Victoria" mean Victoria Industries, Inc., unless otherwise indicated.

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

In the financial statements for the nine months ended September 30, 2003, the caviar business has been segregated and presented as a "discontinued operation". The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the license, the unsecured note payable, the 1 million (pre-consolidation) common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our company. No revenue was recognized from the caviar business during the period of time we operated it.

On June 11, 2003, the Company entered into a Stock Purchase Agreement with Michael Scheglov and sold the Company's subsidiary, Golden Caviar, to Mr. Scheglov for consideration of $1.00 (one dollar). At the time of sale, Golden Caviar had no assets or liabilities and was inactive.

On September 9, 2003, the Company filed a Preliminary Information Statement pursuant to Section 14(c) of the Act reporting on the following actions taken pursuant to the Nevada Revised Statutes Chapter 78, without a meeting of shareholders:

     1. Amend the Company's Certificate of Incorporation to change the Company's name to "Victoria Industries, Inc"

     2. To effectuate a 10-1 reverse stock split for all the Company's outstanding shares, effective October 14, 2003

On September 10, 2003, the Company filed a current report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure announcing the formation of a wholly owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of carrying on business in the resource sector.

On September 19, 2003, the Company filed a Definitive Information Statement pursuant to Section 14(c) of the Act in substantially the same form as the Preliminary Statement.

During September 2003, the Company also established two Russian subsidiaries. Victoria Siberian Wood (Victoria Sibwood) is 51% owned by the Company's subsidiary, Victoria Resources, Inc. and 49% owned by a Russian partner - Tomlesprominvest. Tomlesprominvest has a significant presence in the Tomsk region and has access to logging companies and processing facilities.

Victoria Siberian Wood's subscribed capital amounts to $1 million. During the Quarter under review, Victoria Resources contributed $200,000 into Victoria Sibwood. The total subscribed capital of Victoria Sibwood amounts to the Russian Ruble equivalent of $1,000,000. In accordance with the articles of incorporation, Victoria Resources shall contribute a total of $510,000 into Victoria Sibwood. In accordance with the articles of incorporation, Tomlesprominvest shall contribute $490,000 into Victoria Sibwood by February 15th, 2004. The funds contributed by Victoria Resources shall be used to finance Victoria Sibwood's working capital.

Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. Victoria Siberian Wood is based in Novosibirsk, Russia, and was established for the purpose of trading in forestry products in Russia. Victoria Lumber was also established for the same purpose, but will operate as a wholly owned subsidiary rather than a partnership. The company intends to source the forestry products from the Tomsk region in Western Siberia.

There are seven species of trees in the Tomsk region that are considered commercial species including five softwood conifer species and two hardwood species. The conifer species are fir (Abics sibirica), spruce (Picea obovata), larch (larix sibirica), Scots Pine (Pinus sylvesteris) and Kedr or (Cedar) (Pinus sibirica). The US equivalent for Cedar is a five-needle white pine comparable to the white fir and spruce grown in the United States. The larch species also grows in the US and has properties similar to Douglas fir. The hardwood species, birch (Betula pendula) and aspen (Populus tremula), which are also similar to the white birch, that grow in the United States. The actual productive forestland of the Tomsk resource region is 43.25 million acres (17.5 million) hectares or approximately 56% of the gross land area.

The Company has identified a number of export opportunities for forestry products originating from Russia. The main destinations of such exports include the United States, Japan, South Korea and Western Europe. The Company is conducting preliminary negotiations with potential buyers of the products in the key target countries. No assurance can be given as to if and when such preliminary negotiations may materialize into specific indications of interest and contracts.

Initially, the Company shall not have its own manufacturing capacities. The Company will seek orders from domestic and local customers and source the products from the suppliers in Tomsk region. At the initial period the main operating costs incurred by the Company will consist of purchasing costs, in-land transportation expenses if products are delivered on FOB basis and commissions.

The Company, including its subsidiaries, currently has a staff of four. As our operations expand we may need to recruit additional staff.

PLAN  OF  OPERATION
-------------------

During the Quarter we made a decision to pursue the forestry business in Siberia known as the source of premium timber highly sought in the West. We have identified strategic investors who contributed funds to the Company to finance our new business at its initial stages. On September 30, 2003, the Company raised $337,000 in financing for the operations of Victoria Siberian Wood via the issuance of 10% Convertible notes payable due on September 30, 2005. The financing was contributed by High Peaks Corporation in the amount of $90,000, Stockwell, Inc. in the amount of 97,000, Inverness, Inc. in the amount of $80,000 and Mr. Victor Kislinskii in the amount of $70,000. All of the above parties are significant shareholders in the Company. Subsequent to September 30, 2003, we raised a further $495,000 under similar terms. The Convertible notes are immediately convertible into common stock of our company at a ratio
$0.10 per share. The Company intends to use these proceeds to commence development of the business of lumber brokering in Russia through Victoria Sibwood and to develop the business of Victoria Lumber in Russia. The operations of the Company have previously been financed through private placements and loans. Initially, the Company plans to purchase logs, lumber and other forestry products from the local suppliers directly and through the local partner - Tomlesprominvest. Initially, the company will not be engaged in any processing and will operate as an intermediary either as a broker or as a dealer by taking title to the goods. However, there can be no assurance that the Company will be able to generate such sales.

Neither the Company nor its subsidiaries currently own or lease any timberlands, the Company may, in the future, consider the possibility of taking out a license on certain timberlands. The Company does not currently own any lumber processing facilities and may subcontract the processing to other companies. The Company may, in the future, consider the possibility of acquiring a stake in an existing or establishing a new processing facility. No assurance can be given that the Company will eventually own or lease timberlands or processing capacities. No specific timing has been assigned to such possible transactions.

DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------

Results  of  Operations
-----------------------

During the nine-month period ended September 30, 2003, the Company incurred expenses of $52,635, largely consisting of professional fees in maintaining the Company's public company status on the NASD Over the Counter Bulletin Board and in changes made to the corporate structure.

Cash  Requirements
------------------

The Company anticipates it will require $1,000,000 to sustain operations and develop its subsidiaries over the next twelve months. The Company believes it will be able to raise these funds through equity and debt financing, however, there is no guarantee that funds will be raised. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to finance our proposed business ventures in Russia.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The Company suffered operating losses of $52,635 during the nine months ended September 30, 2003 as discussed above. The Company anticipates continuing losses in the near future while its subsidiaries (Victoria Siberian Wood and Victoria Lumber) establish operations in Russia.

As of September 30, 2003 the Company had total current assets of $309,404 and total current liabilities of $226,424 (including $205,824 due to 5 significant stockholders of our company) for working capital of $82,980 as compared to a working capital deficiency of $204,871 at December 31, 2002. The substantial reason for the change was the receipt on September 30, 2003 of $337,000 on issuance of 10% convertible notes payable (terms discussed above). The amount due to the significant stockholders is unsecured, non-interest bearing without specified terms of repayment.


Financing
---------

The Company's capital requirements will be significant as it launches operations as discussed above.

The Company has raised $337,000 from related parties during the quarter through debt private placement subscription agreements. A further $495,000 was raised under similar terms subsequent to September 30, 2003.

Because the conversion price on these notes was less than market on the issuance date, the beneficial conversion feature has been calculated and recorded in our consolidated financial statements as a discount to the face value of the convertible note liability. The entire face value of the note was assigned to the beneficial conversion feature such that the net liability appearing in our financial statements at September 30, 2003 was Nil. This discount will be amortized to income over the two-year term of the notes as additional interest expense.

Going  Concern
--------------

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. There is substantial doubt about our ability to continue as a going concern as we are just commencing operations in Russia and have incurred recurring operating losses since our inception. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2002 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors

Use  of  Estimates
------------------

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

New  Accounting  Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS

No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of these new standards did not have a material effect on our consolidated financial statements.

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

Our common shares are considered speculative during the initial expansion of our new forestry business. Prospective investors should consider carefully the risk factors set out below.

Limited  operating  history;  anticipated losses; uncertainly of future results.

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute its business plan or manage any growth of the business, or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for the Company's products, the level of product and price competition, the Company's success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the forestry products industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation.

Limited  public  market,  possible  volatility  of  share  price.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of November 11, 2003, there were approximately 586,850 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

Political  Risks

Russia is one of the world's leading commodity exporters. Since 2000 foreign direct investment in Russia has been steadily increasing as a result of lower taxation and improved transparency, with the commodity sector being the recipient of a major part of this investment. Nevertheless, the Russian market and political environment is currently in the state of flux. The government may impose taxes, duties, quotas or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Russian lumber opportunities.

A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted may affect the marketing of the Company's lumber operations. These factors include political policy on foreign ownership, continued readiness to extend acceptable terms to foreign investors, and political policy on lumber exports.

Risks  Associated  with  International  Markets

The Company's future business will be substantially operated within Russia. However, the future success of the Company will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings to the same extent as the laws of the United States. The Company has taken steps to mitigate these risks through joint ventures with domestic Russian companies, but there can be no assurance in the adequacy of these protection measures.

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

Lack  of  Diversification

The Company is currently exclusively in the business of trading in forest products. This lack of diversification into a number of areas may subject us to economic fluctuations within the forest products industry, thereby increasing the risks associated with our operations.

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

Exposure  to  Natural  Disasters

The forest products industry is subject to natural events such as forest fires, adverse weather conditions, insect infestation, disease and other natural disasters. The occurrence of any of these events could adversely affect our ability to trade in forest products which would result in a material adverse consequence to the Company

"Penny  Stock"  Rules  May  Restrict  the  Market  for  the  Company's  Shares

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


ITEM  3.     CONTROLS  AND  PROCEDURES

The registrant's Principal executive officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of September 30, 2003 has concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officer has concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


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

ITEM  2.  CHANGES  IN  SECURITIES.

On September 19, 2003, the Company filed a Definitive Information Statement pursuant to Section 14(c) of the Act reporting the Company's effecting a 10-1 reverse stock split for all the Company's outstanding shares, effective October 14, 2003. The action was approved by a majority of shareholders in writing but without a meeting of shareholders pursuant to the Nevada Revised Statutes Chapter 78. The Company's outstanding shares were 5,868,500 before the reverse split, and are currently 586,850 as a result of the consolidation becoming effective.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1  Articles  of  Incorporation  of  the  Registrant*

          3.2  By-laws  of  the  Registrant*

          31 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000


     (b) Reports on Form 8-K filed during the three months ended September 30, 2003.

          A  current  report  on  Form  8K  Item  5:  Other  Event,  and Item 6:
          Resignation of Registrant's Directors was filed on September 10, 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003                Victoria Industries, Inc.


                                       /s/ Albert  Abdoulline
                                       --------------------------
                                       Albert  Abdoulline
                                       President