Form 10KSB
period 2003-12-31
VICTORIA INDUSTRIES INC
filed 2005-08-03
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

There are disclosures of delinquent insider reports (Item 405 of Regulation S-K or S-B) contained in the form, and whether such disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements (incorporated by reference in Part III of the Form 10-KSB. [_]

Revenues for registrant's most recent fiscal year:  $487,851

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 28, 2005 within past 60 days: $ 3,289,527

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,965,090 Common Stock with $0.001 par value outstanding as of July 28, 2005.

Documents incorporated by reference:  None

                               VICTORIA INDUSTRIES, INC.
                                      FORM 10-KSB
                                   TABLE OF CONTENTS


                                           Part I.

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . .
Item 2.   Description of Properties. . . . . . . . . . . . . . . . . . . . . . . .
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . .
..
                                          Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . .
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .
Item 7.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . .
Item 8.   Changes in and Disagreements with Accountants on Accounting. . . . . . .
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .
Item 8a.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . .

                                         Part III.

Item 9.   Directors and Executive Officers of the Registrant; Compliance with section 16a of the Exchanges Act . . . . . . . . . . . . . . . . . . . .
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .
Item 11.  Security Ownership of Certain Beneficial Owners and Management . . . . .
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . .

                                          Part IV.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . .
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Exhibits Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. There are many factors, which may affect our expectation of our operations. These factors include among other things:

     -    general economic conditions;
     -    the market price of our products;
     - our ability to raise additional capital, obtain debt financing, or generate sufficient revenues to fund our operating and development plan;
     -    political  stability  in  Russia;
     -    changes in Russian law, currency regulations, and taxation;
     -    our present company structure;
     -    our accumulated deficit;
     -    other factors discussed elsewhere in the documents;

As used in this annual report, the terms "we", "us", "our", "Company" and "Victoria" mean Victoria Industries, Inc., "Group" means Victoria Industries, Inc. and its' consolidated subsidiaries, unless otherwise indicated.

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

COMPANY  OVERVIEW

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. On March 13, 2002, acting through our wholly-owned subsidiary, Golden Caviar Corp., we entered into an arm's length agreement with Dr. Vyacheslav Sova and Sea Technology Enterprise, LLC, a Washington limited liability company controlled by Dr. Sova, pursuant to which Golden Caviar Corp. agreed to purchase certain assets from Sea Technology and to acquire an exclusive license to certain intellectual property from Dr. Sova. The transactions contemplated in this Agreement closed on March 13, 2002. The assets that Golden Caviar Corp. purchased from Sea Technology consisted of equipment that would have, together with the technology licensed by Dr. Sova, permitted Golden Caviar Corp. to produce salmon caviar and salmon caviar products. The license that Dr. Sova granted to Golden Caviar Corp. was a worldwide and exclusive license to use certain intellectual property that is the subject of a number of Russian patents, as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products. Since the closing of the transactions with Dr. Sova and Sea Technology Enterprise, LLC, we were working towards establishing our infrastructure and entering into key supply relationships with the view to commencing primary processing of salmon caviar in June 2002.

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

In the financial statements for the year ended December 31, 2002, the caviar business has been segregated and presented as a "discontinued operation". The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the license, the unsecured note payable, the 100,000 common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our company. No revenue was recognized from the caviar business during the period of time we operated it.

Prior to 2003, Victoria Industries, Inc. was regarded as "pre-revenue" or "development stage company" and was involved in businesses unrelated to the current operations. All interest in prior businesses has been disposed of prior to the periods covered in the current report.

As 2003 was the first year in which material revenues were recognized, the management believes that Victoria Industries, Inc. should no longer be regarded as a "development stage company".

On September 9, 2003, the Company filed a Preliminary Information Statement pursuant to Section 14(c) of the Act reporting on the following actions taken pursuant to the Nevada Revised Statutes Chapter 78, without a meeting of shareholders:

     1. Amend the Company's Certificate of Incorporation to change the Company's name to "Victoria Industries, Inc"

     2. To effectuate a 10-1 reverse stock split for all the Company's outstanding shares, effective December 19, 2003

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

In 2003, the Company established one US subsidiary, Victoria Resources, Inc. (100%), and two Russian subsidiaries, Victoria Siberian Wood (Victoria Sibwood) and Victoria Lumber. Victoria Sibwood is 51% owned by the Company's 100% subsidiary, Victoria Resources, Inc. and 49% owned by a third party, Tomlespromivest LLC, a Russian production entity, respectively. Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. n 2004 the Company due to unresolved disputes with the minority shareholder, has disposed of its' interest in Siberian Wood LLC in exchange for a long term note with a related party.

In April 2004 the Company established a 100% subsidiary in Cyprus to conduct marketing and distribution of lumber to the Chinese market.

The Company currently has a staff of ten. As our operations expand we may need to recruit additional staff.

In the year ended December 31, 2003 and 2002, the Company recognized gross consolidated revenue of $487,851 and $None, respectively, and net loss of $138,867 and $452,905 (unaudited).

The Company has identified the following forestry products currently in demand on the Russian and Chinese market: different sort and rounds of pine, larch, silver fir logs, sawn lumber, timber construction materials such as glued board and glued beams, flooring and furniture parts. Also, during the year ended December 31, 2004 and March 31, 2005, sales of the Group amounted to $2,164,534 and $594,204 (unaudited), respectively.

In the absence of proprietary manufacturing, the Company identifies premium suppliers of logs and lumber as well as quality lumber mills to turn the purchased lumber into products. Prepayments to suppliers and credit to customers do not usually exceed 3 months. While being common in the US, credit terms are generally not available to Russian companies. As the settlement periods are generally in line with standard US practice, the Company does not accrue imputed interest on outstanding balances.

The Company plans to use this credit policy coupled with an attractive pricing as a tool to expand its' market share. However, there is no assurance that the Company's strategy will provide us with a lasting competitive advantage. We carefully monitor the status of outstanding loan and trade credit accounts on a daily basis. We position ourselves as a distribution company buying from manufacturers and wholesalers and selling on credit to retailers, smaller wholesalers and end-users.

Until we establish ourselves as a reputable supplier of forestry products in the Russian market and abroad, we will operate in an asset-light mode. This means that we will not commit significant capital expenditures using leasing, renting and contract processing as an alternative wherever possible. At present, we have no manufacturing capacities. In addition, we rent warehouse space. As the goods tend to be shipped from remote locations, our representatives are always available at suppliers' warehouse to survey the goods prior to shipment. In order to minimize transportation costs and loading/unloading operations, goods may be shipped directly to our customers on our behalf. As a rule, separate contracts are signed for every shipment. At present, we do not have long-term contracts with any of our suppliersIn accordance with EITF 99-19, we recognize revenues on gross basis.

We receive the title for the purchased goods once we receive a copy of the shipment waybill from the supplier. We have instituted a supplier selection and control policy that involves regular visits by our specialists to the supplier's works at least once a quarter. We initiate commercial relationships with a supplier when we satisfy ourselves as to the consistent product quality and adequate procedures and controls maintained by each supplier. Additionally, we may study the financial position of our suppliers by reviewing their statutory financials, bank statements and certain general publicly available information. Relationships with suppliers will be developed gradually with a quarterly trial period.

As we extend credit to our customers, we apply similar selection procedures to our customers as we do to our suppliers. The goods are surveyed by customer representatives at destination point. The title for the goods passes to the customer upon signing the bill of acceptance.

VICTORIA  RESOURCES,  INC.

In September 2003, the Group contributed $ 1,000 into the establishment of a wholly-owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of pursuing opportunities in the lumber resource sector.

VICTORIA LUMBER, LLC

In December 2003 the Group's subsidiary, Victoria Resources, Inc., contributed $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Cheliabinsk, Ural region the Russian Federation.

Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products such as plywood, sawlog, lumber.

VICTORIA  SIBERIAN  WOOD,  LLC

In December 2003 Victoria Resources, Inc., together with the third party, Tomlespromivest LLC, Russian production enterprise, contributed $263,117 and $252,799, respectively, into the foundation of new entity, Victoria Siberian Wood, LLC, (VSW) which represented 51% and 49%, respectively. In February 2004 the Group and minority shareholder, Tomlesprominvest LLC, registered the increase in Victoria Siberian Wood, LLC share capital to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Group contributed the additional $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholder did not contribute their share of the additional capital increasing Group's actual shareholding up to 67%.

VSW, LLC, was based in Novosibirsk, Russia, and was established for the purpose of trading in forestry products both in Russia and internationally. Because the joint venture partner had not contributed their share of the additional capital and other operational difficulties including the likelihood of future losses, the company determined it to be in the best interest of the shareholders to terminate the relationship with VSW. As of December 31, 2004 the Group sold its shareholding for the amount of total equity invested adjusted for changes in the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with a related party OOO TK Promtekhresurs, payable in 8 equal quarterly installments starting from September 30, 2005. The note is secured by the interest in VSW and certain real estate in Cheliabinsk, Russia. The net discounted amount of $524,235 is equal to the Company's share in net assets of Siberian Wood LLC and approximates the Company's total investment in the venture without regard to its losses incurred. The Company believes this approximation equals to what that could be negotiated with a third party based on an arms-length transaction terms.

COPTENT TRADING LTD - 100%

In April 2004 the Group's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide marketing and administration functions for lumber sales on the Chinese market.

Coptent Trading Ltd and Victoria Lumber LLC purchase different sort and rounds of pine, larch, silver fir logs from small and medium size Russian producers in Lesosibirsk, Kharik, Irkutsk, Jida and Chita based on DAF (Coptent Trading Ltd) and EXW (Victoria Lumber LLC) terms and sale it to Chinese companies on custom Dzamin-Uud/ Erlyan and Zabaykalsk / Manzhuaria. Route to Dzamin-Uud/ Erlyan goes through Mongolia. Sales are done both through Coptent Trading Ltd. and Victoria Lumber LLC to diversify risks of nonpayment and untimely shipments and monitor efficiency of transportation costs of logs.

The Company has identified a number of additional export opportunities for forestry products originating from Russia. The main destinations of such exports include the United States, Japan, South Korea and Western Europe. The Company is conducting preliminary negotiations with potential buyers of the products in the key target countries. No assurance can be given as to if and when such preliminary negotiations may materialize into specific indications of interest and contracts.

The Company does not have its own manufacturing capacities. The Company seeks orders from domestic and local customers and purchases the products from the suppliers in Far Eastern and Siberia regions of Russia.

During the initial period the main operating costs incurred by the Company will consist of purchasing costs, in-land transportation expenses if products are delivered on EXW basis and commissions.

REGULATIONS  GOVERNING  RUSSIAN  PARTNERSHIPS

The Company's operating subsidiary Victoria Lumber has been organized as a Limited Liability Company. Russian limited liability companies are corporate entities with limited liability similar to the corporations formed under the United States laws. Shareholders of Russian joint stock companies generally are not liable for debts and obligations of the company. However, shareholders of a bankrupt joint stock company may be held liable for debts and obligations of the bankrupt company if they have exercised their authority to undertake an action knowing that the bankruptcy would be the result of their actions. In limited liability companies with several partners, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

Under Russian law, a simple majority of voting shares is sufficient to control adoption of most resolutions. Resolutions concerning amendment of the company charter, reorganizations (including mergers), liquidation, any increase in authorized shares, or certain "significant" transactions require the approval of the shareholders holding two thirds of the outstanding shares.

A Russian limited liability company has no obligation to pay dividends to the holders of common shares. Any dividends paid to the shareholders must be recommended by the board of directors and then approved by a majority vote at the general meeting of shareholders. Dividends may be paid every quarter of a year.

TAXATION

As a Russian resident entity, Victoria Lumber is subject to all applicable Russian taxes, many of which impose a significant burden on profits. The most significant Russian taxes and duties affecting Victoria Lumber include:

     1. 20% value added tax (established pursuant to Chapter 21 of the Tax Code of Russia), applicable only to domestic sale of goods in Russia. Starting from January 1, 2004 the VAT rate was reduced to 18%. There is no value added tax on goods exported from Russia;

     2. Income tax of 24% consisting of 6% federal income tax, 16% regional income tax and 2% local income tax (in accordance with Chapter 25 of the Tax Code of Russia);

     3. Withholding tax on dividends payable to Victoria Resources as the overseas shareholder of Victoria Lumber. The tax must be withheld by Victoria Lumber from any amount distributed to Victoria Resources. The current rate of withholding tax on dividends payable to corporate foreign shareholders is 15%. However, dividends payable to Victoria Resources, a United States resident company, are subject to regulations contained in the United States - Russia tax treaty which limits the tax on dividends payable to Victoria Resources to 5% (as long as Victoria Resources holds more than a 10% interest in Victoria Lumber);

     4. Unified social tax (established pursuant to Chapter 24 of the Tax Code of Russia) at the rate of up to 35.6% of the gross payroll;

     5. Export duty for timber products is approximately 5% of the contract value;

     6. Regional property tax payable annually at 2.2% of the book value of fixed assets of the entity;

The Russian tax system is undergoing a major reorganization. New tax laws including those setting forth rules for application of the value-added tax and income tax were enacted within the last four years. The cost of legal and accounting advice to keep up with changes in the Russian tax laws may be significant and penalties for violations, even inadvertent ones, may be steep. If revisions impose confiscatory taxes, our profitability will be adversely affected.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our principal executive office is located at 551 Fifth Avenue, Suite 601, New York, NY 10017. At the end of 2003 our subsidiaries started renting warehouse facilities in Russia at approximately $1,500 per month.

In 2004 we opened an operating office in Cheliabinsk, Ural region of Russia. Monthly rent paid for our office in Cheliabinsk is around $700 that approximates the price that could be negotiated in an arms length transaction.

We do not own significant property, plant and equipment except minimum office equipment.


ITEM 3.  LEGAL  PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the year ended December 31, 2004 and 2003.

                                    PART II:

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS

Victoria Industry's common stock is listed on the OTC Bulletin Board exchange under the symbol "VIIN" since. Our common stock began quotation on the OTC Bulletin Board on January 12, 2001 and our CUSIP number is 77578R 100. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations prior to September 30, 2003 have been adjusted for the 10:1 reverse split that came into effect on December 19, 2003. The high and low bid prices of our common stock (obtained from Bloomberg) for the periods indicated below are as follows:

                               OTC Bulletin Board

                           Quarter ended     High   Low
                        ------------------  -----  -----
                        ------------------  -----  -----
                        June 30, 2005       $0.30  $0.30
                        ------------------  -----  -----
                        March 31, 2005      $0.50  $0.18
                        ------------------  -----  -----

                        ------------------  -----  -----
                        December 31, 2004   $0.50  $0.15
                        ------------------  -----  -----
                        September 30, 2004  $1.01  $0.20
                        ------------------  -----  -----
                        June 30, 2004       $1.01  $0.51
                        ------------------  -----  -----
                        March 31, 2004      $1.01  $0.75
                        ------------------  -----  -----

                        ------------------  -----  -----
                        December 31, 2003   $0.40  $0.20
                        ------------------  -----  -----
                        September 30, 2003  $0.12  $0.04
                        ------------------  -----  -----
                        June 30, 2003       $3.50  $0.90
                        ------------------  -----  -----
                        March 31, 2003      $1.20  $1.00
                        ------------------  -----  -----

                        ------------------  -----  -----


Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of July 28, 2005 we had 10,965,090 shares of common stock outstanding and approximately 70 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

Equity  Compensation  Plan  Information

Prior to the January 1, 2003 the Group established a Stock Option Plan. During the year ended December 31, 2003, all outstanding options were cancelled as a result of the change of control. At December 31, 2003 and 2004, no options were outstanding.

Changes  in  Securities

On September 19, 2003, the Company filed a Definitive Information Statement pursuant to Section 14(c) of the Act reporting the 10-1 reverse stock split for all the Company's outstanding shares, effective as of the date of such filling. The action was approved by a majority of shareholders in writing but without a meeting of shareholders pursuant to the Nevada Revised Statutes Chapter 78. The Company's outstanding shares were 5,868,500 before the reverse split, and become 586,850 as a result of the share consolidation becoming effective.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITION AND OPERATIONS

CHANGE  IN  CONTROL
-------------------

On June 11, 2003, the Group's majority shareholders, Michael Scheglov and Taly Keren (the "Sellers") and Thor Capital Group, Inc. (the "Buyer") acting on behalf of a group of shareholders, entered into a stock purchase agreement to acquire 451,000 shares of the Group's outstanding common stock held by Michael Scheglov and Taly Keren for $25,500.

Additionally, pursuant to an option termination agreement dated June 10, 2003, the Sellers also agreed to terminate the outstanding options to acquire additional common stock. As the result of change in control, Option Termination Agreements for all remaining stock options issued to other various employees were also signed and the respective options were also cancelled.

Pursuant to the Stock Purchase Agreement, the Group's board of directors and the Buyer elected Mr. Albert Abdoulline to the Board of Directors of the Group on June 21, 2003. Concurrently, all other existing directors resigned.

Following the change of control in June 2003 we made a decision to pursue the forestry business in Siberia known as a source of premium timber highly sought in the United States, Europe, Far East and Middle East. In 2003, the Company raised $1,037,824 in equity financing from related parties through the issue of convertible debenture notes and settlement of other debt to shareholders with the Company's stock. The proceeds of this financing were used to fund the operations of the Company's subsidiaries, Victoria Lumber LLC, Victoria Siberian Wood, Coptent Trading, Ltd, and settlement of outstanding liabilities to the former shareholders. The remaining funds were used to service the operational needs and the maintenance costs of the Company's subsidiaries, including the United States based subsidiary, Victoria Resources Inc.

In 2005, the Company plans to raise further equity and loan financing mainly through private placements to related and unrelated parties. The Group intends to use the proceeds of such possible financing to continue developing the business of lumber brokering in Russia through Victoria Lumber. No assurance can be given that the Company will raise sought financing.


DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------

RESULTS  OF  OPERATIONS

In 2002 we began to refocus our efforts in seeking new business opportunities. As the result of the above, in the financial statements for the year ended December 31, 2002, the caviar business has been segregated and presented as a "discontinued operation". The agreements reached on July 3, 2002 resulted in the return or cancellation of the property and equipment purchased, the license, the unsecured note payable, the 10,000 common shares previously issued to Dr. Sova, the employment agreement with Dr. Sova, stock options granted to Dr. Sova and all commitments previously entered into by our Company. No revenue was recognized from the caviar business during the period of time we operated it.

The financial results of the caviar business have been segregated and presented as discontinued operations in the Consolidated Statements of Operations. There were no net assets of the discontinued operation remaining at December 31, 2002. The loss from discontinued operations of $134,288 presented on the Consolidated Statement of Operations and Comprehensive Loss and in the Consolidated Statement of Cash Flows for the year ended December 31, 2002 consists mostly of expenses incurred in the caviar business from April 1, 2002 until September 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business. The trading value of the Company's common stock exceeded the value of the returned assets at the date of cancellation.

Prior to 2003, the Company was regarded as "development stage" company. Revenues recognized for the year ended December 31, 2003 amounted to $487,851. Cost of sales for the respective period 2003, consisted mainly of purchased logs and transportation cost in amount of $451,046. No revenues were recognized for the year ended December 31, 2002. Most of expenses incurred in 2002 by the Group consisted of compensation and professional fees expenses in amounts of $350,100 (unaudited) and $77,865(unaudited), respectively.

Sales for 2003 consisted of pine, larch and plywood in amounts of 1,953 cubic meters; 1,400 cubic meters and 78,711 square meters, respectively, which translate into increased revenues of $68,135, $64,023 and $355,693, respectively.

Cost of sales in 2003 consisted primarily of pine, larch and plywood purchase costs and transportation amounting to $52,536; $51,447 and $347,063, respectively.

The relatively low gross margin has been caused by, on average, a 10-15% discount to the prevailing market price that we provided to our customers in an effort to aggressively enter the marketplace. We expect to gradually reduce this discount as we establish our reputation on the market. No assurance can be given as to when and if we become an established supplier and as to whether or not this would allow us to sell at prevailing market prices. We also expect to secure better terms from our suppliers, which may further improve our gross margin in the future. There is no assurance as to when and if these will be achieved.

In order to establish its reputation in the market, the Group had to provide attractive credit terms to suppliers and customers resulting as of December 31, 2003 in substantial prepayment and account receivable balances of $141,961.

During the years ended December 31, 2003 and 2002, we incurred total operating expenses of $171,336 and $441,216(unaudited), respectively, consisting mainly of compensation ($83,748 and $350,100 (unaudited), respectively), professional fees ($63,281 and $77,865 (unaudited), respectively), and sales, general and administrative expenses, ($22,757 and $12,230 (unaudited), respectively).

Compensation expense for 2003 and 2002 includes $75,457 and $None of the imputed value of services provided by the Directors for which no fees are due, been recorded as additional capital contributions, and other payroll expenses in amounts of $8,291 and $36,000, respectively. Stock option compensation expense (remeasured quarterly for those stock options vesting at different times in 2002) attributable to stock options granted to employees during the year ended December 31, 2002 amounted to $314,100 (unaudited).

Sales, general and administrative expenses for the years ended December 31, 2003 and 2002 include storage and office rent expense of $20,581 and $5,506 (unaudited), travel and promotion expense of $None and $1,569 (unaudited), computer services of $257 and $None, taxes, other than income tax of $204, and $None and other expenses in amounts of $1,715 and $5,155 (unaudited), respectively.

Long term assets of the Group as of December 31, 2003 were represented by the property, plant and equipment in amounts of $2,127.

The Group executed a 10-1 reverse stock split for all outstanding shares on December 19, 2003.

On September 30, 2003, the Group issued $337,000 of Convertible Notes due September 30, 2005 and bearing interest at 10% per annum payable quarterly. The convertible notes were unsecured. On October 5, 2003, the Group issued a further $495,000 of Convertible Notes due September 30, 2005 bearing interest at 10% per annum payable quarterly thus bringing the total outstanding amount of convertible notes to $832,000. The $832,000 was fully received during 2003 in cash by the Group. The notes were converted on December 15, 2003 at the option of the holders into shares of common stock of the Group at a conversion price of $0.10, which was not subject to adjustment as a result of splits, and reverse splits. Although the quoted market price at the date of conversion was $0.20, no loss on conversion was recognized because of the low liquidity and marketability of the Company's stock. In the -ompany's opinion the best measure of the actually fair market value of the stock issued was the amount of the debt converted. The Company believes the additional issuance of a large amount of stock would have greatly affected the quoted market value of stock because of the small amount of freely trading stock compared to the additional issuance.

The Company has previously reported for the nine month period ended September 30, 2003 on form 10QSB the issuance of debt containing a beneficial conversion feature and a 100% discount of the value. This treatment was based on consultations and advises of the Company's prior auditors. Based on subsequent information and consideration of the fact that there was not an active market for the stock, the Company now believes, with the concurrence of the current auditors, that no beneficial conversion feature existed. Therefore these consolidated financial statements differ from the third quarter, 2003 financials in that respect. Had that method been followed, the 2003 financials would have included additional paid in capital of $1,140,736 and an extraordinary loss on $1,140,736 from the extinguishment of that debt.

Professional fees expenses in 2003 and 2002 were mostly consisted of audit fees of $37,421 and $20,800 (unaudited), tax and legal fees of $10,000 and $493
(unaudited) and filing fees of $15,860 and $52,572 (unaudited). Professional fees were required to maintain the Group's status as a publicly traded company plus fees required to set-up the current infrastructure including the New York subsidiary Victoria Resources, Inc, Cyprus subsidiary Coptent Trading, Ltd and two Russian subsidiaries - Victoria Siberian Wood and Victoria Lumber.

Depreciation and amortization expense in 2003 and 2002 amounted to $1,550 and $1,021 (unaudited), respectively.

Current liabilities of the Group as of December 31, 2003 were mainly consisted of trade payable in amount of $40,332, short term borrowings from related parties of $28,021 and other accounts payable of $3,051.

During 2003 other current debt to the shareholders in amount of $205,824 was settled with newly issued 2,058,240 ordinary shares of the Group at $0.10 per share on December 18, 2003. This transaction has been valued based on the circumstances described above.

There were no long term liabilities as of December 31, 2003.

All accounts receivable as at December 31, 2003 represented trade accounts receivables for the dispatched saw logs. Based on the contracts terms with customers and on the Group's management estimates no provision for the doubtful debt is required, all outstanding amounts are recoverable.

The continuation of the Group is dependent upon achieving a profitable level of operations, expanding the Group's business, continuing financial support of creditors and stockholders as well as obtaining long-term financing. Management plans to raise equity capital to finance the current cash requirements of the Group. Capital raised will be used to expand current operations, finance working capital and acquire fixed assets. While the Group is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. If the Group is not successful in raising financing the Group's expected business expansion may be slowed down or may not materialize at all. Additionally, the Group may lose its current business, which may lead to significant curtailment or suspension of operations.

In December 2003 Victoria Resources, Inc., together with the third party, Tomlespromivest LLC, Russian production enterprise, contributed $263,117 and $252,799, respectively, into the foundation of new entity, Victoria Siberian Wood, LLC, which represented 51% and 49%, respectively. Victoria Siberian Wood, LLC, was based in Novosibirsk, West Siberian region of the Russian Federation and was established for the purpose of trading in forestry products both in Russia and internationally.

In February 2004 the Group and minority shareholder, Tomlesprominvest LLC, registered the increase in Victoria Sibwood, LLC share capital up to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Group contributed an additional $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholder did not contribute their share of the additional capital increasing Group's actual shareholding up to 67%.

In August 2004 the Group decided to terminate its' interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Group transferred its shareholding at the amount of total equity invested adjusted to the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs. This transaction has been valued at the discounted amount of future receivable. The related parties have also pledged certain real estate in Chelyabinsk, Russia as additional collateral for the note.

In April 2004 the Group's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide marketing and administration functions for lumber sales on the Chinese market.

CAPITAL  EXPENDITURES

As at December 31, 2003 the Group did not have significant fixed assets as in 2003 it operated solely as a trader and not a producer.

At certain stage during 2005 we may require to add certain fixed assets or obtain timberland leases to maintain and further grow our business. The fixed assets may be in the form of warehouse space, manufacturing facilities, processing machinery, logging machinery, automotive vehicles and tractors, chainsaws and other equipment used for logging and lumber processing. We may also elect to form new partnerships, invest into and/or acquire other companies operating in the same segment. In order to finance future capital expenditures, we may need to raise substantial funds. There is no assurance that the required financing will be raised. Further, there is no assurance that the Group will be able to continue successfully in operating existence if the required capital expenditures are not made.

COMPETITION

We compete in a highly competitive industry that is open to new entrants without significant barriers to entry. We encounter competition in all of our operations, including the acquisition of goods from suppliers and sale of these goods to customers. Many of our competitors have financial and other resources substantially greater than ours.

CASH  REQUIREMENTS

The Group anticipates it will require around $2,500,000 to sustain operations and develop its subsidiaries over the next twelve months. The Group believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Group has financed its operations from private financing. The Group began operations in 2003 and 2004 through its subsidiary businesses. Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd. The Group anticipates continuing losses in the near future while Victoria Lumber establishes operations in Russia.

As of December 31, 2003 the Group had total current assets of $1,054,752 and total current liabilities of $71,404. As of December 31, 2003, the Group had cash balances of $333,236 and a working capital surplus of $983,348.

GOING  CONCERN

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. There is substantial doubt about our ability to continue as a going concern as we are just commencing operations in Russia and have incurred recurring operating losses since our inception. Accordingly, our independent auditor included an explanatory paragraph in the report on the December 31, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CASHFLOW

Cash used in operating activities for the years ended December 31, 2003 and 2002 amounted to $692,455 and $44,989 (unaudited), respectively. Cash outflow for the year ended December 31, 2003 was primarily caused by the increase in inventories of $78,340 (2002: $None), accounts receivable of $393,887 (2002: decrease of $945 (unaudited)), decrease in accounts payable of $3,792 (2002: increase of 91,850 (unaudited)) and increase in prepaid expenses and other current assets of $141,961 (2002: $None).

Factors contributing into the increase of cash provided by financing activity in 2003 were cash funds received from the minority shareholder, Tomlespromivest LLC on subsidiary disposal in amount of $252,799, proceeds on debt converted into common stock in amount of $823,680 and proceeds on debt settled by common stock of $203,766, to finance the Group's expansion into newly established subsidiaries within the forestry business. Borrowings from related parties reflected into (decrease) increase in cash of ($132,740) and $100,000 (unaudited) in 2003 and 2002, respectively.

For the year ended December 31, 2003 the Group used $96,418 and $3,309 in investing activities to purchase short-term investments and gave short term loans, respectively.

INCOME TAXES, NET OPERATING LOSSES AND TAX CREDITS

Currently, the Group is liable for the Russian income tax at the rate of 24% of the pre-tax earnings as defined by the Russian income tax law. The taxation system in Russia is evolving as the central government transforms itself from a command to a market-oriented economy. Based on current tax law and the United States-Russia income tax treaty, the income tax paid in Russia will be creditable tax when determining the Company's US income taxes payable, if any.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

REVENUE  RECOGNITION

For revenue from product sales, the Group recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer's acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company's standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on gross basis.


RISK  FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS

The Group has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Group will effectively execute its business plan or manage any growth of the business, or that the Group's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for the Group's products, the level of product and price competition, the Group's success in setting up and expanding distribution channels, and whether the Group can control costs. Many of these factors are beyond the control of the Group. In addition, the Group's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the forest products industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation.

LIMITED  PUBLIC  MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of July 28, 2005 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Group or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

POLITICAL  RISKS

The market in Russia is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Russian lumber opportunities.

A number of factors, beyond the Group's control and the effect of which cannot be accurately predicted may affect the marketing of the Group's lumber operations. These factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on lumber exports.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

In 2003 the Group transactions had thus far been entirely within Russia, while in 2004 it started trading to China. However, the future success of the Group will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Group will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Group's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings to the same extent as the laws of the United
States. The Group has taken steps to mitigate these risks through joint ventures with domestic Russian companies, but there can be no assurance in the adequacy of these protection measures.

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

LACK  OF  DIVERSIFICATION

The Group is currently exclusively in the business of trading in forest products. This lack of diversification into a number of areas may subject us to economic fluctuations within the forest products industry, thereby increasing the risks associated with our operations.

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

EXPOSURE  TO  NATURAL  DISASTERS

The forest products industry is subject to natural events such as forest fires, adverse weather conditions, insect infestation, disease and other natural disasters. The occurrence of any of these events could adversely affect our ability to trade in forest products which would result in a material adverse consequence to the Group.

EXPOSURE TO FOREIGN EXCHANGE RATE FLUCTUATIONS

With the majority of our operations being located in the Russian Federation, the majority of our revenues and expenses were denominated in Russian rubles. We currently do not and do not plan in the near future to engage in hedging our exposure to changing foreign exchange rates. Any unfavorable changes in the relevant foreign exchange rates may have a material effect on our financials and performance.

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

FUTURE  DILUTION

Our statutory documents authorize the issuance of 75,000,000 common shares, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our Group will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

ANTI-TAKEOVER  PROVISIONS

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our Group, which may result in a change in our management and directors.

REPORTS  TO  SECURITY  HOLDERS

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Company , P.C., of the consolidated financial statements of Victoria Industries, Inc*, and its subsidiaries (the "Group") for the year ended December 31, 2003 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

*Former name - Rolltech Inc., as filed in preliminary information statement on September 9, 2003, pursuant to Section 14(c) of the Act reporting the amendment to the Company's Certificate of Incorporation to change the Company's name to Victoria Industries, Inc.").

                                                       VICTORIA INDUSTRIES, INC.
                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                      DECEMBER 31, 2003 AND 2002

Index

Report of Independent Registered Public Accounting Firm - John A. Braden & Co. P.C.

Consolidated Balance Sheets

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

Consolidated Statement of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                                                       VICTORIA INDUSTRIES, INC.
                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the consolidated balance sheet of Victoria Industries, Inc. and subsidiaries ("the Company") as at December 31, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (capital deficit) and cash flows for the year ended
December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Victoria Industries, Inc. as at December 31, 2003 and the consolidated results of operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We did not audit the consolidated statement of operations and comprehensive loss, changes in stockholder's equity and statement of cash flows for the year ended December 31, 2002 because the operations for that period were conducted in a subsidiary which has been sold and the operations discontinued. All the records for that operation were given to the purchaser of the subsidiary; therefore they are no longer in the possession of the Company and are not available for audit.

Because of the significance of the matter described in the preceding paragraph, we are not able to express, and we do not express, an opinion on the financial statements for 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. There is no assurance that lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, its dependence on narrow customer base and limited funding raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Company, PC
Houston, Texas
May 14, 2005

                                                                  VICTORIA INDUSTRIES, INC.
                                                                CONSOLIDATED BALANCE SHEETS
                                                                  (EXPRESSED IN US DOLLARS)
               ____________________________________________________________________________


                                                                              DECEMBER 31,
                                                                                  2003
                                                                             --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 5)                                         $     333,236
  Promissory notes receivable                                                        3,309
  Short term loan related party (Note 6)                                            96,418
  Accounts receivable (Note 7)                                                     393,887
  VAT receivable and other taxes prepaids                                            6,303
  Inventories (Note 8)                                                              78,340
  Prepayments and other current assets (Note 9)                                    141,961
  Deferred tax asset (Note 10)                                                       1,298

                                                                             --------------
    Total current assets                                                         1,054,752

Property, plant and equipment, net (Note 11)                                         2,127

                                                                             --------------
TOTAL ASSETS                                                                 $   1,056,879
                                                                             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties (Note 12)                       $      28,021
  Accounts payable (Note 13)                                                        40,332
  Other current liabilities (Note 14)                                                3,051

                                                                             --------------
    Total current liabilities                                                       71,404
                                                                             --------------

Commitments and Contingencies (Note 23)                                                  -

Minority Interest                                                                  246,370

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 10,965,090 and 586,850 shares issued and
  outstanding (Note 15)                                                             10,965
  Additional paid-in capital                                                     1,650,022
  Accumulated deficit                                                             (887,958)
  Accumulated other comprehensive loss - foreign currency                          (33,924)

                                                                             --------------
Total stockholders' equity                                                         739,105

                                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   1,056,879
                                                                             ==============

     The accompanying notes are an integral part of the consolidated financial statements.

                                                       VICTORIA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
            ____________________________________________________________________


                                                   FOR THE YEARS ENDED
                                              DECEMBER 31,    DECEMBER 31,
                                                  2003            2002
                                                              (UNAUDITED)
                                             --------------  --------------

REVENUES                                     $     487,851               -

COST OF SALES                                     (451,046)              -
                                             --------------  --------------

                                                    36,805               -

OPERATING EXPENSES
Sales, general and administrative (Note 16)        (22,757)  $     (12,230)
Compensation (Note 17)                             (83,748)       (350,100)
Professional fees (Note 18)                        (63,281)        (77,865)
Depreciation and amortization                       (1,550)         (1,021)
                                             --------------  --------------

OPERATING LOSS                                    (134,531)       (441,216)

OTHER INCOME (EXPENSE)
Interest income (expense), net                       3,054         (11,522)
Foreign exchange (loss), net                        (8,559)           (167)
Other income (expense), net                         (2,045)              -
                                             --------------  --------------

LOSS BEFORE TAX AND MINORITY INTEREST             (142,081)       (452,905)

FOREIGN INCOME TAX (Note 10)                        (1,797)              -

MINORITY INTEREST                                    5,011               -
                                             --------------  --------------

NET LOSS                                          (138,867)       (452,905)
                                             --------------  --------------

LOSS FROM DISCONTINUED OPERATIONS                                 (134,288)

Other comprehensive loss
  Foreign currency translation gain (loss)         (33,924)              -
                                             --------------  --------------

COMPREHENSIVE LOSS                           $    (172,791)  $    (587,193)
                                             ==============  ==============

BASIC DILLUTED (LOSS) PER SHARE
  From Continuing operations                 $       (0.15)  $       (0.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         932,791         611,782

     The accompanying notes are an integral part of the consolidated financial statements.

                                                                                            VICTORIA INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                      (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)


                                  COMMON STOCK        ADDITIONAL     ACCUMULATED     ACCUMULATED         TOTAL
                                                       PAID-IN          OTHER         (DEFICIT)      STOCKHOLDERS'
                                                       CAPITAL      COMPREHENSIVE                        EQUITY
                               SHARES      AMOUNT                      (LOSS)                      (CAPITAL DEFICIT)
                             -----------  ---------  ------------  ---------------  -------------  ------------------
DECEMBER 31, 2001
(UNAUDITED)                     586,850   $    587   $   166,719                -   $   (161,898)  $           5,408

Shares issued for a
license at $1.10 per share
in April 2002                    100,00        100       109,900                -              -             110,000
Shares cancelled in
connection with
termination and return of
license in July 2002           (100,000)      (100)     (109,900)               -              -            (110,000)
Stock option
compensation                          -          -       380,400                -              -             380,400
Net loss for the year                 -          -             -                -       (587,193)           (587,193)
                             -----------  ---------  ------------  ---------------  -------------  ------------------

DECEMBER 31, 2002
(UNAUDITED)                     586,850        587       547,119                -       (749,091)           (201,385)

Convertible notes
converted into shares
(Note 19)                     8,320,000      8,320       823,680                -              -             832,000
Other debt settled
through share issuance
(Note 19)                     2,058,240      2,058       203,766                -              -             205,824
Contributed services
(Note 17)                             -          -        75,457                -              -              75,457
Comprehensive (loss) for
the year                              -          -             -   $      (33,924)                           (33,924)
Net loss for the year                 -          -             -                        (138,867)           (138,867)
                             -----------  ---------  ------------  ---------------  -------------  ------------------

DECEMBER 31, 2003            10,965,090   $ 10,965   $ 1,650,022   $      (33,924)  $   (887,958)  $         739,105
                             ===========  =========  ============  ===============  =============  ==================

     The accompanying notes are an integral part of the consolidated financial statements.

                                                                     VICTORIA INDUSTRIES, INC.
                                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (EXPRESSED IN US DOLLARS)
______________________________________________________________________________________________
                                                                      FOR THE YEARS ENDED
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     2003            2002
                                                                                 (UNAUDITED)
                                                                --------------  --------------
CASH USED IN OPERATING ACTIVITIES:
    Net loss from continuing operations for the period          $    (138,867)  $    (452,905)
    Adjustments to reconcile net loss from continuing
    operations to net cash in operating activities:
      Minority interest                                                (5,011)              -
      Contributed services by shareholders                             75,457               -
      Deferred tax expense (credit)                                    (1,298)              -
      Depreciation                                                      1,550           1,021
      Stock option compensation                                             -         314,100
    Changes in current assets and liabilities:
      Net accrued interest (income), expense, net                      (3,054)              -
      (Increase) in accounts receivable                              (393,887)            945
      (Increase) in prepaid expenses and other current assets        (141,961)              -
      (Increase) in inventories                                       (78,340)              -
      (Increase) in VAT receivable and other taxes prepaids            (6,303)              -
      Increase (decrease) in accounts payable                          (3,792)         91,850
      Increase in taxes payable                                             -               -
      Increase in other accounts payable                                3,051               -
                                                                --------------  --------------
    NET CASH FLOWS FROM OPERATING ACTIVITIES                         (692,455)        (44,989)

      Loss from discontinued operations                                     -        (134,288)
      Adjustment for non-cash expenses:
      Stock option compensation - discontinued                                         66,300
                                                                --------------  --------------
    NET CASH FLOWS FROM DISCONTINUED OPERATIONS                             -         (67,988)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Borrowings received from (paid to) related parties               (132,740)        100,000
    Proceeds on debt converted into common stock                      823,680               -
    Proceeds on debt settled by common stock                          203,766               -
    Proceeds on common stock issued                                    10,378               -
    Cash inflow on subsidiary purchase (Note 4)                       252,799               -
                                                                --------------  --------------
    NET CASH FLOWS FROM FINANCING ACTIVITIES                        1,157,883         100,000

CASH USED IN INVESTING ACTIVITIES:
    Short term loans given                                            (96,418)              -
    Promissory notes purchased                                         (3,309)              -
    Purchase of property, plant and equipment                            (191)              -
                                                                --------------  --------------
    NET CASH FLOWS FROM INVESTING ACTIVITIES                          (99,918)              -

Effect of exchange rate changes                                       (32,288)              -
                                                                --------------  --------------
NET INCREASE (DECREASE) IN CASH:                                      333,222         (12,977)
CASH, AT THE BEGINNING OF THE PERIOD                                       14          12,991
                                                                --------------  --------------
CASH, AT THE END OF THE PERIOD                                  $     333,236   $          14
                                                                ==============  ==============

Supplemental cash flow disclosures:  Income Tax paid in the amount of $ 46 and $None in 2003 and 2002, respectively.

     The accompanying notes are an integral part of the consolidated financial statements.

1.   NATURE  OF  BUSINESS

     Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. Prior to 2003, Victoria Industries, Inc. was regarded as a "development stage enterprise" and was involved in businesses unrelated to the current operations. All interest in prior businesses has been disposed of prior to the periods covered in the consolidated financial statements. As 2003 was the first year in which material revenues were recognized, the management believes that Victoria Industries, Inc. should no longer be regarded as a "development stage company".

     Operations prior to 2003 have not been presented because of the substantial change in ownership and the change in the nature of business activities make those periods irrelevant to full disclosure.

     The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Group") as of December 31, 2003 were as follows:

     OPERATING ENTITY             PRINCIPAL ACTIVITY       COUNTRY OF    DECEMBER 31,
                                                         INCORPORATION       2003
                                                                           Control %
     ------------------------  ------------------------  --------------  -------------
     Victoria Industries,      Holding company           United States              -
     Inc.*                                               of America

     Golden Caviar, Inc.       Production of salmon      United  States             -
                               caviar and salmon caviar  of America
                               products

     Victoria Resources, Inc.  Marketing and             United States            100%
                               distribution of forestry  of America
                               products

     Victoria Lumber, LLC      Marketing and             Russian                  100%
                               distribution of forestry  Federation
                               products

     Victoria Siberian Wood,   Marketing and             Russian                   51%
     LLC                       distribution of forestry  Federation
                               products

     *Formerly known as Rolltech, Inc.

     The principal executive office of the Group is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Group is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Cheliabinsk, Russian Federation.

     The number of employees of the Group at December 31, 2003 was 10.

     The principal customers of the Group are based in Eastern Siberia and Far East regions of Russia, and North provinces of China: Inner Mongolia and Heyluntszyan.

     GOING CONCERN - These consolidated financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order to continue as a going concern, the Group requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Group is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Group's assets reflected in the balances set out in the preparation of consolidated financial statements. There is substantial doubt about Group's ability to continue as a going concern as it has just commenced operations in Russia and has incurred recurring operating losses.

     Management plans to recover its' current losses through extensive marketing policy and flexible shipment terms being offered to its new clients for 2005. However, there is no assurance these policies will be successful.


2.   PRESENTATION  OF  FINANCIAL  STATEMENTS

     BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52). Russian subsidiaries of the Group maintain their accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. Russian statutory accounting principles and procedures differ substantially from those generally accepted under US GAAP. Accordingly, the consolidated financial statements, which have been prepared from the Group's Russian statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

     The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the U.S. Russian subsidiaries of the Group maintain their accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. However, the subsidiaries' financial statements have been converted to US GAAP for inclusion in these financial statements.

     USE OF ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FUNCTIONAL AND REPORTING CURRENCY - The functional currency of the Group is the U.S. dollar. Certain subsidiaries keep their financial records and transact most of its transactions in Russian Rubles, their functional currencies. Their financial statements have been translated into U.S. dollars using year end foreign exchange rates for assets and liabilities, average foreign exchange rates for income and expenses, and rates for common stock issuance that were in effect on the dates of the transactions. Translation differences from year to year resulting from varying exchange rates are reflected in other comprehensive income. Remeasurement differences from settlements of transactions in currencies other than the functional currency are reflected in the statement of income.

     The prevailing exchange rates at December 31, 2003 and 2002 were approximately 1 U.S. dollar to 29.45 and 31.78, Russian rubles, respectively. For the years ended 2003 and 2002, the average exchange rate for 1 U.S. dollar was 30.66 and 31.39, Russian rubles, respectively. However, as the Group commenced substantial trading operations in Russia only in September 2003, the Group used the average exchange rate of 30.614 during September - December 2003 period.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION - The consolidated financial statements incorporate the financial statements of Victoria Industries, Inc. and other enterprises, where the Group, directly or indirectly exercises control. Control is achieved where the Group has the power to govern the financial and operating policies of an investee enterprise so as to obtain benefits from its activities.

     Where necessary, adjustments are made to the financial statements of subsidiaries to bring the accounting policies used into line with those used by other members of the Group. The interest of minority shareholders is stated at the minority's proportion of the carrying values of the assets and liabilities recognized.

     All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

     REVENUE RECOGNITION - For revenue from product sales, the Group recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred;
     (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

     Criterion (1) is met as every delivery is covered by a separate contract and the title passes to the customer only upon customer's acceptance at point of destination, which is in compliance with criterion (2). Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered and accepted by its customers. In accordance with the Company's standard contract terms, once delivered and accepted the product cannot be returned and no claims can be presented to the Company. The Company recognizes revenue on gross basis.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost.

     Depreciation is computed under the straight-line method utilizing useful lives of the assets, which are:

                  Office Equipment         4 - 6 years
                  Computer Equipment           3 years

     The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

     LEASING - There were no assets held under capital leases. Operating lease expenses are written of in the profit and loss account in the period in which they are incurred.

     INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost comprises direct cost of products purchased, customs duties, transportation and handling costs. Cost is calculated using specific identification method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

     ACCOUNTS RECEIVABLE - Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts. Provision is estimated based on credit history of particular customers.

     CASH AND CASH EQUIVALENTS - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with maturities of three months or less that are readily convertible to known amount of cash and which are subject to insignificant risk of changes in value.

     LOANS AND OTHER NON-BANK BORROWINGS - All loans and borrowings are initially recorded at the proceeds received, net of direct issue costs. After initial recognition all loans and borrowings are subsequently measured at amortized cost, which is calculated by taking into account any discount or premium on settlement.

     CONVERTIBLE  NOTES  AND  OTHER DEBT SETTLED WITH GROUP'S COMMON STOCK - The
     Company accounted for convertible notes and other debt settled with the Group's in stock at the amount of the actual debt converted. The Company believes the additional issuance of a large amount of stock would have greatly effected the quoted market value of stock because of the small amount of freely trading stock compared to the additional issuance, i.e. the best measure of the actually fair market value of the stock issued is the amount of the debt converted.

     TRADE AND OTHER PAYABLES - Liabilities for trade and other amounts payable are stated at their nominal value.

     VALUE ADDED TAX ON PURCHASES AND SALES - Value added taxes (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. Input VAT is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectable bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

     INCOME TAXES - Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

     The Group has adopted Financial Accounting Standards No. 109 ("SFAS 109"), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Group intends to settle its tax assets and liabilities on a net basis.

     Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Group's financial instruments consist of cash, accounts receivable, short term loans given, accounts payable and accrued liabilities and amounts due to directors. Unless otherwise noted, it is management's opinion that the Group is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

     STOCK BASED COMPENSATION - The Group applies Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option grants to employees. Under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Group to provide pro-forma information regarding net income as if compensation cost for the Group's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model. Compensation expense is remeasured on a quarterly basis until fully vested for options not vested on the grant date.

     The Group does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. To provide the required pro-forma information, the Group estimates the fair value of each stock option granted to employees at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out based on the following assumptions: No dividends, risk-free interest rate of 4.8%, volatility of the trading price of the Company's common stock of 100% and an estimated holding period of 36 months. The fair value of stock options granted to employees was $3.30 per option on the grant date.

     Consequently, related pro-forma information as required by SFAS No. 123 has been disclosed below.

                                                  2003         2002
                                                           (UNAUDITED)
                                               ----------  ------------
     Net (loss)                                $(138,867)  $  (587,193)
       as reported from:


       Continuing operations                   $(138,867)  $  (452,905)
       Discontinued operations                         -      (134,288)
     Add stock-based employee compensation
     expense included in reported net loss:
       Continuing operations                           -       314,100
       Discontinued operations                         -        66,300
     Deduct total stock-based employee
     compensation expense determined under
     fair-value based method for all rewards
     from:
       Continuing operations                     (85,800)     (374,948)
       Discontinued operations                         -       (18,652)
     Pro forma net (loss) from
       Continuing operations                   $(224,667)  $  (513,753)
       Discontinued operations                         -   $   (86,640)
       (Loss) per share, as reported:
         Continuing operations                 $   (0.15)  $     (0.74)
         Discontinued operations                       -   $     (0.22)
       Pro forma (loss) per share:
         Continuing operations                 $   (0.24)  $     (0.84)
         Discontinued operations                       -         (0.14)

     Weighted average number of common
     shares outstanding                          932,791       611,782


     Certain stock options granted prior to 2003 have been terminated (Note 20) and the Group has no current plans to grant additional options.

     LOSS PER SHARE - Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the years presented.

     COMPREHENSIVE INCOME - Statement of SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     RETIREMENT BENEFIT COSTS - The operating entities of the Group situated in the Russian Federation contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred. No other retirement plans have been established.

     SEGMENT REPORTING - The Group's business operations are located in the Russian Federation and relate primarily to marketing and distribution of forestry products. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Group as one reportable segment.

     NEW ACCOUNTING PRONOUNCEMENTS - In December 2003, FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

     Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003,
     (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

     The Group is evaluating whether the adoption of FIN 46 will have a material impact on its financial position, cash flows and results of operations. The Group did not enter into any transactions under the scope of FIN 46R after February 1, 2003.

     In December 2003, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Group believes it is following the guidance of SAB 104.

4.   FOUNDATION  AND  DISPOSAL  OF  SUBSIDIARIES

     VICTORIA RESOURCES, INC. - 100%

     In September 2003, the Group contributed $1,000 into the establishment of a wholly-owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of pursuing opportunities in the lumber resource sector.

     VICTORIA LUMBER, LLC - 100%

     In December 2003 the Group's subsidiary, Victoria Resources, Inc., contributed $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Cheliabinsk, Ural region of the Russian Federation.

     Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products such as plywood.

     VICTORIA  SIBERIAN  WOOD,  LLC  -  51%

     In December 2003 Victoria Resources, Inc., together with the third party, Tomlespromivest LLC, Russian production enterprise, contributed $263,117 and $252,799, respectively, into the foundation of new entity, Victoria Siberian Wood, LLC, which represented 51% and 49%, respectively. Victoria
     Siberian Wood, LLC, was based in Novosibirsk, West Siberian region of the Russian Federation and was established for the purpose of trading in forestry products both in Russia and internationally (See Note 26).

     GOLDEN  CAVIAR  -100%

     On June 11, 2003, the Group entered into a stock purchase agreement with the former Group's director, Michael Scheglov, (See Note 21) and sold the Group's subsidiary, Golden Caviar, to Mr. Scheglov for consideration of $1.00 (one dollar). At the time of sale, Golden Caviar had no assets or liabilities and was inactive.

     DISCONTINUED  OPERATIONS

     On March 13, 2002, the Group (through its formerly wholly-owned subsidiary, Golden Caviar Corp.) acquired certain property and equipment and a license to certain intellectual property to produce salmon caviar and salmon caviar products. The license was a world-wide and exclusive license to use certain intellectual property that is subject to a number of Russian patents as well as other intellectual property (including certain proprietary recipes) with respect to the production of salmon caviar and salmon caviar products.

     In exchange for the license (having no specified expiry), the Group issued (on April 3, 2002) 100,000, fully vested, non-forfeitable, restricted shares of the Group to the Licensor. The value assigned to the common stock and license of $110,000 was based upon the trading price of the Group's common stock around the time the terms were agreed to.

     In June 2002, the Group decided to discontinue its caviar business over an irresolvable dispute with the licensor. On July 3, 2002, the Group signed an agreement with the licensor to terminate the above-noted acquisition. The termination of the agreement resulted in the return or cancellation of the above-mentioned property and equipment, license, unsecured note payable, the 10,000 issued common shares of the Company (returned and cancelled in July 2002), employment agreement with the licensor, the stock options issued to the licensor (See Note 20), and all the commitments.

     The financial results of the caviar business have been segregated and presented as discontinued operations in the Statements of Operations. There were no net assets of the discontinued operation remaining at December 31, 2003 or December 31, 2002. The loss from discontinued operations presented on the Consolidated Statement of Operations and Comprehensive Loss consists of expenses incurred in the caviar business from April 1, 2002 until September 30, 2002. No revenue was earned from the caviar business. There was no gain or loss on disposal of the caviar business. The trading value of the Company's common stock exceeded the value of the returned assets at the date of cancellation.

5.   CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents as of December 31, 2003 consisted of the following:

                              2003

                            --------
     Cash in banks, in USD  $  9,696
     Cash in banks, in RUR   323,482
     Petty cash                   58
                            --------
     TOTAL                  $333,236
                            ========


6.   SHORT-TERM  LOAN  TO  RELATED  PARTY

     The short-term loan as of December 31, 2003 in the amount of $96,418 represented the loan to the third party, Spekhtekhsbyt LLC. Loan was unsecured, denominated in Russian Rubles, included an interest of 4% and was collected in full in September 2004.


7.   ACCOUNTS  RECEIVABLE

     Accounts  receivable  as  of  December 31, 2003 consisted of the following:

                                  2003

                                --------
     Sibles -N LLC - lumber. .  $164,857
     Snabresource LLC - lumber   229,030
                                --------
     TOTAL                      $393,887
                                ========

8.   INVENTORIES

     Inventories  as  of  December  31,  2003  consisted  of  the  following:

                       2003

                      -------
     Hardwood lumber  $78,314
     Other                 26
                      -------
     TOTAL            $78,340
                      =======

     As of December 31, 2003 hardwood lumber was valued at the lower of specific identification cost or market.

9.   PREPAYMENTS  AND  OTHER  CURRENT  ASSETS

     Prepayments and other current assets as of December 31, 2003 consisted of the following:

                                              2003

                                            --------
     Stimul, LLC - lumber prepayment        $131,218
     Novosibirsky, LLC - lumber prepayment     4,810
     Railroad charges                          5,696
     Other                                       237
                                            --------
     TOTAL                                  $141,961
                                            ========


10.  INCOME  TAX

     The Group's provision for income tax for the years ended December 31, 2003 and 2002 were as follows:

                                    2003    2002

                                  --------  ----

     Current tax                  $ 3,095      -
     Deferred tax expense (gain)   (1,298)     -
                                  --------  ----
     TOTAL INCOME TAX CREDIT      $ 1,797      -
                                  ========  ====

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the year in the Group's deferred tax position is as follows:

                                                    2003

                                                   ------
     Net asset at the beginning of the year             -
     Charged to (expense) income for the year      $1,298
                                                   ------
     NET (LIABILITY) ASSET AT THE END OF THE YEAR  $1,298
                                                   ======

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2003 is presented below:

                                              2003

                                             ------
     DEFERRED TAX ASSETS
         Deferred expenses written off       $  690
         Difference in depreciable value of
         property, plant and equipment          608
                                             ------
     TOTAL                                    1,298

     DEFERRED TAX LIABILITIES                     -

                                             ------
     NET DEFERRED TAX ASSET                  $1,298
                                             ======

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Group's income statement:

                                                            2003         2002
                                                                     (UNAUDITED)
                                                         ----------  ------------
     (Loss) before income tax and minority interest      $(142,081)  $  (452,905)
     Theoretical income tax (benefit) at statutory rate    (48,308)     (153,988)
     Adjustments due to:
         Stock option compensation                               -       129,000
         Non deductible fair value
         compensation adjustment                            25,655             -
         Other permanent differences                        24,450        24,988
                                                         ----------  ------------
     INCOME TAX EXPENSE                                  $   1,797             -
                                                         ==========  ============

     Tax losses for periods prior to 2003 are severely limited due to the change in majority ownership. No deferred tax asset has been recorded because of the uncertainty of realization. The carryforwards expire in 2022 and 2023.


11.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment as of December 31, 2003 consisted of the following:

                                 2003

                               --------
     Computer equipment        $ 4,699
     Office equipment                -
                               --------
                                 4,699
     Accumulated Depreciation   (2,572)
                               --------
     NET BOOK VALUE            $ 2,127
                               ========

12.  SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties as of December 31, 2003 consisted of the following:

                            2003

                           -------
     Former directors      $15,000
     Tomlesprominvest LLC   13,021
                           -------
     TOTAL                 $28,021
                           =======

     Borrowings from the former directors outstanding as of December 31, 2003 represented the outstanding balances of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.

     Non interest bearing and short term loan from Tomlesprominvest LLC as of December 31, 2003 was received to finance the Group's subsidiary, Victoria Siberian Wood, LLC and was repayable on demand.

13.  ACCOUNTS  PAYABLE

     Accounts payable as of December 31, 2003 consisted of the following:

                                     2003

                                    -------

     BDO Dunwoody - audit fees      $15,383
     Thomas Brown - legal fees       13,163
     Ladoga LLC - advance received    6,844
     Other                            4,942
                                    -------
     TOTAL                          $40,332
                                    =======


14.  OTHER  CURRENT  LIABILITIES

     Other payables as of December 31, 2003 consisted of the following:

                             2003

                            ------
     Payroll                $2,196
     Payroll related taxes     855
                            ------
     TOTAL                  $3,051
                            ======


15.  COMMON  STOCK

     At December 31, 2003 and 2002 the Company had 10,965,090 and 586,850 ordinary shares issued and fully paid with a par value of $0.001 US dollar.

     December 19, 2003, the Group undertook a 10:1 reverse stock split. As a result of the reverse split, the number of the Group's outstanding shares as at the date of the reverse stock split changed from 5,868,500 to 586,850. The reverse split has been retroactively presented in the accompanying financial statements.

     On December 15, 2003 and December 18, 2003 the Group issued 8,320,000 and 2,058,240 common stock, respectively, pursuant to the terms of the note conversion and debt settlement agreement with new shareholders (See Notes 20 and 21), which were not subject to adjustment as a result of splits, and reverse splits.

     No  stock options were exercised during 2003. For more details see Note 20.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Group entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the years ended December 31, 2003 and 2002.


16.  SALES,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 consisted of the following:

                                     2003       2002
                                             (UNAUDITED)
                                   -------  ------------
     Storage rent                  $11,434             -
     Office rent                     9,147  $      5,506
     Computer services                 257             -
     Taxes, other than income tax      204             -
     Travel and promotion                -         1,569
     Other                           1,715         5,155
                                   -------  ------------
     TOTAL                         $22,757  $     12,230
                                   =======  ============

     Rent is payable for the office and storage space leased from related parties in Cheliabinsk city. Rent price is not materially different from that which could have been negotiated with third party based on arms length terms.


17.  COMPENSATION

     Compensation expenses for the years ended December 31, 2003 and 2002 consisted of the following:

                                         2003        2002
                                                 (UNAUDITED)
                                        -------  ------------
     Fair value adjustment - executive
     compensation                       $75,457             -
     Stock option compensation                -  $    314,100
     Other  payroll                       8,291        36,000
                                        -------  ------------
     TOTAL                              $83,748  $    350,100
                                        =======  ============

     Fair value estimation of the Group's executive compensation expense for the year ended December 31, 2003 was performed based on the available market information on the comparable companies and subsequent employment agreements. Fair value adjustment on the executive compensation represents an excess of estimated fair value for services contributed over contractual salary and has been reflected as additional paid in capital.

     Stock option compensation expense (remeasured quarterly for those stock options vesting at different times in 2002) attributable to stock options granted to employees during the year ended December 31,

     2002 amounted to $314,100. No compensation expense was recognized for 4,000 options granted to directors (for director services) in 2002.

     The value of stock options granted to non -employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. Using assumptions of no dividends, a risk-free interest rate of 4.9%, volatility of the trading price of the Group's common stock of 100% and the contractual term of the stock options granted to non-employees of 60 months. The fair value of stock options granted to non-employees was $3.90 per option on the grant date.

18.  PROFESSIONAL FEES

     Professional fees for the years ended December 31, 2003 and 2002 consisted of the following:

                                       2003        2002
                                               (UNAUDITED)
                                      -------  ------------
     Audit                            $37,421  $     24,800
     Tax and legal                     10,000           493
     Filing, other professional fees   15,860        52,572
                                      -------  ------------
     TOTAL                            $63,281  $     77,865
                                      =======  ============


19.  CONVERSION AND EXTIGUISHMENT OF DEBT

     Conversion and extinguishment of debt to shareholders for the year ended December 31, 2003 consisted of the following:

                                        DATE OF       AMOUNT OF    AMOUNT OF
                                       CONVERSION      COMMON         DEBT
                                                    SHARES ISSUED   SETTLED
                                      ------------  -------------  ----------
                                      December 15,
     Conversion of convertible notes      2003          8,320,000  $  832,000
                                      December 18,
     Debt settled with common stock.      2003          2,058,240     205,824
                                                                   ----------
     TOTAL                                                         $1,037,824
                                                                   ==========

     On September 30, 2003, the Group issued $337,000 of Convertible Notes due September 30, 2005 and bearing interest at 10% per annum payable quarterly. The convertible notes were unsecured. On October 5, 2003, the Group issued a further $495,000 of Convertible Notes due September 30, 2005 bearing interest at 10% per annum payable quarterly thus bringing the total outstanding value of convertible notes to $832,000. The amount of $832,000 was fully received during 2003 in cash by the Group.

     The notes were converted on December 15, 2003 at the option of the holders into shares of common stock of the Group (See Note 15) at a conversion price of $0.10, which was not subject to adjustment as a result of splits, and reverse splits. The market price at the date of conversion was quoted at $0.20; however no gain or loss has been recognized on this conversion. Because of the small amount of shares actually traded and the consequent lack of liquidity and marketability of the Company's stock, the Company believes the value of the debt is the most appropriate methods of valuation of the transaction.

     Interim financial statements for the nine month period ended September 30, 2003 reflected the issuance of this debt with a beneficial conversion feature and a 100% discount. This valuation was based on the understanding of the Company, in consultation with the prior auditors, that the market price should be used even when there is not an active market for the stock. Based on subsequent information obtained by the Company and considerations of the factors outlined above, the Company now believes there was no beneficial conversion feature because the market for the Company's stock was not active and these financials have restated that debt transaction. Had that method been followed, the 2003 financial statements would have included additional paid in capital of $1,140,736 and an extraordinary loss on the extinguishment of debt for the same amount. The Company, with the concurrence of the current auditors, believes this would not be an appropriate presentation of the transaction. The September 30, 2003 quarterly financial statements have not been restated to reflect this change in treatment.

     During 2003 other current debt to the shareholders in amount of $205,824 was settled with newly issued 2,058,240 ordinary shares of the Group at $0.10 per share on December 18, 2003. This transaction has also been valued based on the methods explained above.


20.  STOCK  OPTION  PLAN

     During 2001, the Group established its 2001 Stock Option Plan, covering 100,000 shares of common stock. The Plan provided stock-based compensation to consultants, directors and other advisors of the Group. The term of the options granted under the Plan must not be more than ten years from the date of grant.

     On March 18, 2002, the Group granted 60,000 stock options to various employees, directors and consultants having an exercise price of $5.10 per option and expiring in five or ten years. Such options vest in accordance with the Group's 2001 Stock Option Plan, depending on the type of optionee. Pursuant to the settlement agreement with the licensor (Note 4), 10,000 options were cancelled in July 2002. A further 6,000 options were cancelled in November 2002. At December 31, 2002, 44,000 stock options remained outstanding, all of which were exercisable.

     A summary of the status of the Group's stock option plan is presented below:

             DATE                      NUMBER OF OPTIONS GRANTED /
                                              (CANCELLED)
                                      Continuing      Discontinued
                                      operations       operations
                                    ---------------  --------------
     March 18 - April 3, 2002               50,000          10,000
     July 15, 2002                               -         (10,000)
     November 15, 2002                      (6,000)              -
                                    ---------------  --------------
     December 31, 2002
     (Unaudited)                            44,000               -

     June 11, 2003                         (44,000)              -
                                    ---------------  --------------


     December 31, 2003                           -               -
                                    ===============  ==============

     Weighted average number of
     options outstanding in 2002:           37,000           3,333
     Weighted average number of
     options outstanding in 2003:           22,000               -


     During the year ended December 31, 2003, all outstanding options were cancelled as a result of the change of control (Note 21). At December 31, 2003 no options were outstanding.

21.  CHANGE  IN  CONTROL

     On June 11, 2003, the Group's majority shareholders, Michael Scheglov and Taly Keren (the "Sellers") and Thor Capital Group, Inc. (the "Buyer") acting on behalf of a group of shareholders, entered into a stock purchase agreement to acquire 451,000 shares of the Group's outstanding common stock held by Michael Scheglov and Taly Keren for $25,500.

     Additionally, pursuant to an option termination agreement dated June 10, 2003, the Sellers also agreed to terminate the other outstanding options to acquire additional common stock.

     Pursuant to the Stock Purchase Agreement, the Group's board of directors and the Buyer elected Mr. Albert Abdoulline to the Board of Directors of the Group on June 21, 2003. Concurrently, all other existing directors resigned.

     As the result of change in control, Option Termination Agreements for all remaining stock options issued to other various employees were also signed and the respective options were also cancelled.


22.  RELATED  PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Group has the ability to exercise a significant influence.

     Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

     For details of related party balances outstanding as of December 31, 2003 see Notes 4, 12, 17, 29, 20, and 21.

     Included in income statement for the year ended December 31, 2003 and 2002 not disclosed anywhere in the current consolidated financial statements are the following transactions with related parties:

                        2003      2002
                               (UNAUDITED)
                       -----  ------------
     Interest expense  $ 204  $     10,746


23.  COMMITMENTS  AND  CONTINGENCIES

     LEASE COMMITMENTS - The Group's outstanding lease commitments as of December 31, 2003 are presented as follows:

                                   2003

                                  -------
               2004               $47,070
               2005-2009           21,402
                                  -------
               TOTAL              $68,472
                                  =======

     LITIGATION - The Group has been and continues to be the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Group. Management believes that the resolution of all business matters will not have a material impact on the Group's financial position or operating results.

     RUSSIAN  FEDERATION  TAX AND REGULATORY ENVIRONMENT - The government of the
     Russian Federation continues to reform the business and commercial infrastructure in its transition to a market economy. As a result laws and regulations affecting businesses continue to change rapidly. These changes are characterized by poor drafting, different interpretations and arbitrary application by the authorities. In particular taxes are subject to review and investigation by a number of authorities enabled by law to impose fines and penalties. While the Group believes it has provided adequately for all tax liabilities based on its understanding of the tax legislation, the above facts may create tax risks for the Group.

24.  RISK  MANAGEMENT  POLICIES

     Management of risk is an essential element of the Group's operations. The main risks inherent to the Group's operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Group's risk management policies in relation to those risks follows.

     CREDIT RISK - The Group is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Group structures the levels of credit risk it undertakes by placing limits on the amount of risk accepted in relation to one customer, or groups of customers. Limits on the level of credit risk by customer are approved by the Credit Committee.

     CURRENCY RISK - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     No revenues were recognized during the year ended December 31, 2002. Sales to major customers for the year ended 31 December 2003 were as follows:

                         2003

                       --------
     Sibles -N LLC     $132,158
     Snabresource LLC   354,006
                       --------
     TOTAL             $486,164
                       ========


     Customers are Russian and Chinese operating companies involved in construction and lumber trading.

     INTEREST RATE RISK - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments.

     Currently, the Group management approach to the interest risk limitation is borrowing at fixed rates.


25.  CONCENTRATION  OF  BUSINESS  RISK

     The Group's business activities are within the Russian Federation. Laws and regulations affecting businesses operating in the Russian Federation are subject to rapid changes and the Group's assets and operations could be at risk due to negative changes in the political and business environment.


26.  SUBSEQUENT  EVENTS

     DISPOSAL OF VICTORIA SIBERIAN WOOD, LLC

     In February 2004 the Group and minority shareholder, Tomlesprominvest LLC, registered the increase in Victoria Sibwood, LLC share capital up to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Group contributed further $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholder did not contribute their share of the additional capital increasing Group's actual shareholding up to 67%.

     In August 2004 the Group decided to terminate its interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Group transferred its 51% shareholding at the amount of total equity invested adjusted to the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs. This transaction has been valued at the discounted amount of future receivable.

     Net assets of the Siberian Wood LLC as of June 30, 2004 were comprised as follows:

                                               JUNE 30,
                                                 2004
                                              ----------

     Cash                                     $  36,144
     Accounts receivable                        581,131
     Inventory                                  183,028
     Property, plant and equipment                3,409
     Other accounts receivable                    2,489
     Accounts payable and other liabilities   $ (23,248)
                                              ----------

     100% of Net Assets                         782,953
     67% of Net Assets                          524,235

     Less Related party receivable (Note 11)
         At cost                                551,377
         Net of imputed interest at 3,165%      (27,142)
                                              ----------
                                              $ 524,235

                                              ----------
     NET GAIN ON DISPOSAL OF SIBERIAN WOOD    $       -
                                              ==========

     In August 2004 the Group decided to dispose of its shareholding in Siberian Wood LLC. As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note, $551,377, repayable as follows:

                                AT COST       AT NET
                                          PRESENT VALUE
                                --------  --------------
            September 30, 2005  $ 68,922  $       67,330
            December 31, 2005     68,922          66,807
                                --------  --------------
            CURRENT PORTION      137,844         134,137

            March 31, 2006        68,922          66,289
            June 30, 2006         68,922          65,775
            September 30, 2005    68,922          65,264
            December 31, 2005     68,922          64,758
            March 31, 2006        68,922          64,255
            June 30, 2006         68,923          63,757
                                --------  --------------
            TOTAL               $551,377  $      524,235
                                ========  ==============

     The net recovered amount of the investment has been discounted at 3% per annum, the estimated cost of capital as of December 31, 2004. The net discounted amount of $524,235 is equal to the Company's share in net assets of Siberian Wood LLC and approximates the Company's total investment in the venture.

     The Company believes this approximation equals to what that could be negotiated with the third party based on arms-length transaction terms.

     REPAYMENT  OF  SORT  TERM  BORROWING  FROM  RELATED  PARTY

     Non-interest bearing short term loan from Tomlesprominvest, LLC was paid in full during 2004 (Note 12).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reg. SB 304 a (1) Previous Independent Accountants:

     On April 21, 2005, Company decided to no longer engage BDO Unicon ("BDO Unicon") as the Company's independent accountants. The decision to change accountants was recommended by the Company's management and approved by the Company's Board of Directors. The Company has engaged John A. Braden and Company, PC ("John Braden") to audit the Company's financial statements for the years ended December 31, 2003 and December 31, 2004 effective May 11, 2005.

     BDO Unicon were the Company's independent accountants since May 17, 2004. The Company's fiscal 2003 financials have not been filed and BDO Unicon did not report on any of the Company's financial statements. BDO Dunwoody's opinion on the financial statements for the fiscal 2002 contained an emphasis paragraph as to the uncertainty of the Companies ability to continue as a going concern.

(a) During the most recent fiscal year and subsequent interim periods preceding the date of this report BDO Unicon had the following main comments to and disagreements with accounting principles or practices, financial statements disclosure, or auditing scope or procedure:

     i. The Company did not recognize interest expense and loss on extinguishment that arose upon the beneficial conversion of outstanding convertible debentures in December 2003;

     ii. The Company did not recognize fair value of compensation and contributed services;

     The above comments and disagreements were resolved to the satisfaction of BDO Unicon in January 2005.

     However,  the Company has since changed the accounting for this transaction
     (i) as explained in footnote 19, and has not recognized any loss on the conversion of the debt. In the opinion of the Company, with the concurrence of John A. Braden & Company, P.C., valuation of the transaction based on quoted market prices in such a thinly traded market, which is not active, would not reflect the economic reality of the transaction. It is the opinion of the Company that the value of the debt was actually the most appropriate value of the transaction.

(b) During the most recent fiscal year and any subsequent interim periods preceding the date of this report there were no reportable events involving BDO Unicon that would have required disclosure under Item 304(a)(iv)(B) of Regulation S-B; or
(c) During the most recent fiscal year and any subsequent interim periods there were no written or oral consultations between the Company and John A. Braden & Company, P.C. regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements that was considered an important factor by the Company in reaching a decision as to an accounting, auditing or financial issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304
     (a)(2)  of  Regulation  S-B.

     We reported the above changes in accountants on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (John A. Braden and Company) and May 19, 2004 (BDO Unicon).


ITEM 8A. CONTROLS AND PROCEDURES

     The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2003 and 2002 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this annual report has been prepared.

     The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls as of the end of the period covered by this report based on such evaluation, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Directors  and  Executive  Officers

     All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

     NAME                            POSITION             AGE  DATE FIRST ELECTED OR APPOINTED
     -------------------  ------------------------------  ---  -------------------------------

     Albert Abdoulline    Chief Executive Officer,         40  June 23, 2003
                          Chief Financial Officer
                          Director

     Victor Kislinskii    Vice-President of Victoria
                          Industries and                   49  September, 15, 2003
                          Victoria Resources, Chief
                          Executive Officer
                          of Victoria Lumber

     Nikolay Efimenko     President of Victoria Siberian
                          Wood                             54  November 10, 2003
                          CEO of Victoria Siberian
     Tatiana Chernysheva  Wood                             47  September 8, 2003


     Irina Dementieva     Chief Financial Officer of
                          Victoria Lumber                  44  September 29, 2003

     Alexandra Shmakova   Chief Financial Officer of
                          Victoria Siberian Wood           39  September 8, 2003
     Leon Golden          Independent Director of
                          Victoria Industries              38  September 8, 2003

KEY  PERSONNEL

MR.  ALBERT  ABDOULLINE,  CEO  and  CFO  of  Victoria  Industries  and  Victoria
Resources. Director of Victoria Industries and Victoria Resources. Mr. Abdoulline has over 14 years experience in commodity-based business in Russia and Mongolia. His business acumen enabled him to build businesses from scratch into successful concerns. Since 1991, Mr. Abdoulline has served in a number of companies exporting raw materials to the United States, the Netherlands and Germany. In 1995 Mr. Abdoulline founded a Siberia based importer of tractors, automobiles and spare parts of Caterpillar and Komatsu brands, which were successfully marketed to gold and timber producers in Russia and Mongolia. Through 1998-1999, Mr. Abdoulline founded a company engaged in gold mining in Russia and Mongolia that successfully mined over 8,000 ounces of placer gold per year. He received an engineering degree from Cheliabinsk Polytechnic Institute in 1987. Albert also studied at the International Business School at the State Institute of International Relations.

MR. VICTOR KISLINSKII, Vice-President of Victoria Industries and Victoria Resources. Chief Executive Officer of Victoria Lumber. Has over 15 years experience of working at mining and forestry enterprises in senior management positions. Victor is a Russian certified securities specialist. Through 1998 - 1999 he co-founded a Mongolian gold-mining company staffing 22 people. He is a holder of a technical college degree in mining engineering. Victor has an in-depth experience in privatizations of various Russian industrial enterprises. In 2003 he graduated from the academy of Russian Entrepreneurs with Honors.

MR. NIKOLAY EFIMENKO - President of Victoria Siberian Wood. Mr. Efimenko has over 20 years experience in managing forestry-related businesses and is a figure of prominence in East-Siberian forestry circles. Since 1994 to date, Nikolay has been serving as the CEO and President of Tomlespromivest LLC - a vertically integrated forestry holding involved in logging, processing, transportation and wholesale lumber trade. Tomlespromivest LLC employs 2500 staff in its various subsidiaries in Tomsk region. During 1994-1996, Mr. Efimenko was a member of the board of Tomsk Regional Union of Forestry Producers. In 1973, Nikolay graduated with Honors from Novosibirsk Energy Institute and earned his Ph.D. at the Siberian Energy Research Institute. In 1995 he graduated from Novosibirsk State Academy of Economics and Management with finance concentration. Mr. Efimenko has authored over 50 scientific works including 13 patents.

MR. VALERY ZHALOBIN, Member of Victoria Lumber's Advisory Board. Mr. Zhalobin advises Victoria Lumber on all Operating issues including that of purchasing. Valery has been involved in the forestry business for 28 years focusing on logging activities. Since 1991 through 1998 he served as the Chief Technology Officer of Cheliabinsk Forestry Company. Mr. Zhalobin is a qualified forestry engineer who received a diploma in forestry technology from the Urals Forestry Institute in 1963.

MR. IVAN KUZNETSOV, Member of Victoria Lumber Advisory Board. Mr. Kuznetsov advises Victoria Lumber on quality issues. He has over 25 years management experience in forestry and lumber businesses of Eastern

Siberia. Starting in 1997 he served as a CEO of Handagailes, Ltd. in Buryatia. He is experienced in supplying high quality timber to Japan, China and the European Union. Ivan graduated from the Ulan-Ude forestry college in Buryatia.

MR. ANTON PIVKIN, Member of Victoria Lumber Advisory Board. Mr. Pivkin advises Victoria Lumber on its Sales Strategy. Mr. Pivkin is a young and dynamic sales manager. In 2000 Anton graduated from the Urals Forestry Academy in Ekaterinburg and joined a one of the biggest local harvesting enterprise.

MS. TATIANA CHERNYSHEVA, CEO of Siberian Wood, has over 24 years of financial experience 10 years of which she worked as General Director in the number of lumber export enterprises. Starting from 2003 she worked as CEO of Siberian Wood. She was graduated in 1979 from Novosibirsk Electro technical Institute.

MS. IRINA DEMENTIEVA, CFO and Chief Accounting Officer of Victoria Lumber. Ms. Dementieva has over 19 years financial experience including 4 years in a Russian Central Bank. Since 1993, Irina served as the Chief Accounting Officer in companies involved in export-import trade with Europe and the USA. In 2003, she was awarded a certificate of the Moscow School of Economics in the International Accounting Standards.

MS. ALEXANDRA SHMAKOVA, CFO and Chief Accounting Officer of Victoria Sibwood. Starting from 2003 Alexandra has served as the Chief Accounting Officer of Tomlespromivest LLC - holding company with interests in forestry businesses in Tomsk region. She has over 10 years experience working for timber exporters to Europe and China. In 2003 she received certificate of the Moscow School of Economics in the International Accounting Standards.

MR. LEON GOLDEN,. Independent director of Victoria Industries, Inc. Mr.Golden has served on the board of Victoria Industries, Inc. as an independent Victoria director since September 2003. Mr. Golden graduated from Brooklyn College with a Bachelor of Arts degree in Economics in 1984. Mr. Golden received his CPA designation in 92. Since graduation before joining Victoria Industries Inc., Mr. Golden has provided accounting, tax and related advice to a number of US and international companies focusing on procedures and internal controls.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

The Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee and Audit Committee currently consist of one director Leon Golden. Mr. Golden is an independent director based on Rule 4200(a)(15) of the NASD's listing standards. The Compensation Committee is also made up of Mr. Golden.

The purpose of the Compensation Committee is to review the Company's compensation of its executives, to make determinations relative thereto and to submit recommendations to the board of Directors with respect thereto in order to ensure such officers and directors receive adequate and fair compensation. The Compensation Committee met three times by teleconference during the last fiscal year.

During the fiscal years ending December 31, 2003 and 2002, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management's handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors. The Audit Committee met few times by teleconference during 2003 and 2002.

For the fiscal years ended December 31, 2003 and 2002, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal years ended December 31, 2003 and 2002, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company's independent auditor. Additional meetings were held with the independent auditor, with financial management present, to discuss the specific results of audit investigations and examinations and the auditor's judgments regarding any and all of the above issues. No significant issues were raised as the result of those discussions.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002 for filing with the Securities and Exchange Commission.

Audit  Committee  Financial  Expert

Our Board of Directors has determined that Mr. Leon Golden is an "audit committee financial expert". Members of our Audit Committee are independent under SEC Rule 10A-3.

Code  of  Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Compliance  with  Section  16(b)  of  the  Exchange  Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2003 and 2002 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM  10.  EXECUTIVE  COMPENSATION

During 2003, the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company estimates the fair value of the management compensation for the periods of their respective services as follows:

                                                                       2003

--------------------------------------------------  ----------------------------------------
           NAME AND PRINCIPAL POSITION              ACTUAL SALARY    SALARY AT   FAIR VALUE
                                                                    FAIR VALUE   ADJUSTMENT
--------------------------------------------------------------------------------------------

Michail Scheglov                                                 -       12 000       12 000
President CEO Secretary and Director

Taly Keren                                                       -          800          800
Vice-President, Director, Chief Accounting Officer

Albert Abdouline                                                 -       25,000       25,000
CEO, CFO of Victoria Industries

Victor Kislinsky                                               369       15,000       14,631
CEO, Victoria Lumber

Nikolay Efimenko                                               988       14,000       13,012
President, Victoria Siberian Wood

Tatyana Chernysheva                                            986       10,000        9,014
CEO, Victoria Siberian Wood

Leon Golden                                                      -        1,000        1,000
Independent Director, Victoria Industries, Inc.

                                                    --------------  -----------  -----------
TOTAL                                               $        2,343  $    77,800  $    75,457
                                                    ==============  ===========  ===========

In order to bring the amount of the 2003 management compensation in line with its fair value, the Company recognized an additional compensation expense of $75,457 that represented the fair value adjustment. The Company expects pay the senior management market-based salaries if and when the scope of our business justifies such salaries. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of December 31, 2003, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                NAME AND ADDRESS OF                       AMOUNT OF BENEFICIAL  PERCENT OF
                 BENEFICIAL OWNER                               INTEREST           CLASS
    Inverness, Inc.
    556 Main Str., Hunkins Plaza                                 4,048,804        36.5%
    Charlestown, Nevis

    Stockwell, Inc.
    556 Main Str., Hunkins Plaza                                 3,775,494        34.4%
    Charlestown, Nevis

    High Peaks Corporation
    556 Main Str., Hunkins Plaza                                   941,643         8.6%
    Charlestown, Nevis

    Mr. Victor Kislinskii
    65 Bratiev Kashirinykh Str.                                    754,087         6.9%
    Cheliabinsk, Russia

    Mr. Albert Abdoulline
    56A Komsomolsky Prospekt, Apt. 3,                              100,791         0.9%
    Cheliabinsk, Russia, 454138

    All executive officers and directors as a group
    (2 persons)                                                    854,878         7.8%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

REPORTS  ON  FORM  8-K

A current report on Form 8K Item 4.01: Changes in the Company's Certifying Accountants was filed on April 26, 2005.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - John A. Braden & Co. P.C for the years ended December 31, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the years ended December 31, 2003 and 2002

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to the Consolidated Financial Statements for the years ended December 31, 2003 and 2002


EXIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Articles of Incorporation and Corporate Charter of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4,
2000)

By-laws of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

Exhibit 31  -  Section  302  Certification
Exhibit 32  -  Section  906  Certification


* Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000

MATERIAL CONTRACTS

The following is a description of contracts that we and/or our subsidiaries have been a party to since December 31, 2001, and are or may be material to our business:

2003 -

     1. Stock Purchase Agreement between Michael Scheglov and Taly Keren (the "Sellers") Thor Capital Group, Inc. (the "Buyer") acting on behalf of a group of shareholders dated June 11, 2003, to acquire 451,000 shares of the Company's outstanding common stock.

     2. Option Termination Agreement to terminate options of Michael Scheglov and Taly Keren (the "Optionees") dated June 10, 2003, to acquire an aggregate of up to 40,000 shares of the Company's outstanding common stock at a price of $5.1 per share with expiry in March 2007.

     3. Option Termination Agreement to terminate options of Alexander Karapetian and Grigoriy Goldenshteyn (the "Optionees") dated June 10, 2003, to acquire an aggregate of up to 40,000 shares of the Company's outstanding common stock at a price of $5.1 per share with expiry in March 2007.

     4. Unsecured Short Term Loan Agreement dated October 21, 2003 for the principal amount of $96,418 payable on demand by Spekhtehsbyt to Victoria Siberian Wood LLC.

     5. Convertible Note Issue in the amount of $70,000 dated September 30, 2003 payable by Victoria Industries Inc. to Mr. Victor Kisslinsky.

     6. Convertible Note Issue in the amount of $175,000 dated October 1, 2003 payable by Victoria Industries Inc. to Stockwell Corp.

     7. Convertible Note Issue in the amount of $97,000 dated September 30, 2003 payable by Victoria Industries Inc. to Stockwell Corp.

     8. Convertible Note Issue in the amount of $320,000 dated October 1, 2003 payable by Victoria Industries Inc. to Inverness Inc.

     9. Convertible Note Issue in the amount of $80,000 dated September 30, 2003 payable by Victoria Industries Inc. to Inverness Inc.

     10. Convertible Note Issue in the amount of $90,000 dated September 30, 2003 payable by Victoria Industries Inc. to High Peaks Corp.

     11. Supplier Agreement between Victoria Siberian Wood LLC and "Torgoviy Soyuz LLC", entered into December 3, 2003*

     12. Supplier Agreement between Victoria Siberian Wood LLC and "Belan LLC", entered into September 25, 2003*

     13. Supplier Agreement between Victoria Siberian Wood LLC and "Ladoga LLC", entered into October 16, 2003*

     14. Supplier Agreement between Victoria Siberian Wood LLC and "Stimul LLC", entered into December 15, 2003*

     15. Supplier Agreement between Victoria Siberian Wood LLC and "Stimul LLC", entered into December 16, 2003*

     16. Supplier Agreement between Victoria Siberian Wood LLC and "Stimul LLC", entered into December 17, 2003*

     17. Supplier Agreement between Victoria Siberian Wood LLC and "Stimul LLC", entered into December 18, 2003*

     18. Railroad Services Supplier Agreement between Victoria Siberian Wood LLC and "Kholding MTK Center LLC", entered into October 9, 2003*

     19. Storage Services Supplier Agreement between Victoria Siberian Wood LLC and "Speztekhnologii LLC", entered into November 6, 2003*

     20. Rent Services Supplier Agreement between Victoria Siberian Wood LLC and "Torgovaya Liga LLC", entered into October 30, 2003*

     21. Supplier Agreement between Victoria Siberian Wood LLC and "Torgoviy Soyuz LLC", entered into December 3, 2003*

     22. Customer Agreement between Victoria Siberian Wood LLC and Italian distributor, entered into December 15, 2003*

     23. Customer Agreement between Victoria Siberian Wood LLC and "Sibles- N LLC", entered into December 3, 2003*

     24. Customer Agreement between Victoria Siberian Wood LLC and "Snabresource LLC", entered into December 5, 2003*


* CERTAIN PARTS OF THIS DOCUMENT HAVE NOT BEEN DISCLOSED AND HAVE BEEN FILED SEPARATELY WITH THE SECRETARY, SECURITIES AND EXCHANGE COMMISSION, AND IS SUBJECT TO A CONFIDENTIAL TREATMENT REQUEST PURSUANT TO RULE 24B-2 OF THE SECURITIES ACT OF 1934.

SUBSIDIARIES:

2003:

Victoria Resources Inc.
Victoria Siberian Wood LLC
Victoria Lumber LLC



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2003 and 2002 professional services were mostly rendered for the Company by BDO Dunwoody and BDO Unicon Inc. accounting firms.

Total professional fees incurred by the Company for the years ended December 31, 2003 and 2002 consisted of the following:

             2003              2002
                           (UNAUDITED)
       ------------------  ------------
         BDO      BDO          BDO
       UNICON   DUNWOODY     DUNWOODY
       -------  ---------  ------------
Audit  $30,000  $   7,421  $     24,800
Tax          -        493           900
       -------  ---------  ------------
TOTAL  $30,000  $   7,914  $     25,700
       =======  =========  ============


AUDIT FEES

The Audit Fees for years 2003 and 2002 were for services associated with the consolidated US GAAP audits, and reviews of the applicable quarterly reports and offering memoranda.


AUDIT-RELATED FEES

During 2003 and 2002, we have not paid any Audit-Related Fees.

TAX FEES

The Tax Fees for 2003 and 2002 were mainly for services associated with tax compliance and other tax consulting services.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of BDO Unicon for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of John A. Braden and Company, P.C. all services performed for the fiscal year ended December 31, 2003 and 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2005                    Victoria Industries, Inc.



                                            /S/
                                       ---------------------------------------
                                       Albert Abdoulline
                                       President