Form 10KSB
period 2004-12-31
VICTORIA INDUSTRIES INC
filed 2005-08-03
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________

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

                                 (212) 973-0063
                           (Issuer's telephone number)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes            No  X
          -------      -------

There are disclosures of delinquent insider reports (Item 405 of Regulation S-K or S-B) contained in the form, and whether such disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements (incorporated by reference in Part III of the Form 10-KSB. [ ]

Revenues for registrant's most recent fiscal year: $2,164,534

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

                                    Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . .
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .
Item 7.   Financial Statements and Supplementary Data. . . . . .. . . . . .. . .
Item 8.   Changes in and Disagreements with Accountants on Accounting. . . . . .
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .
Item 8a.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . .

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

Signatures
Exhibits Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

In 2003, the Company established one US subsidiary, Victoria Resources, Inc. (100%), and two Russian subsidiaries, Victoria Siberian Wood (Victoria Sibwood) and Victoria Lumber. Victoria Sibwood is 51% owned by the Company's 100% subsidiary, Victoria Resources, Inc. and 49% owned by a third party, Tomlespromivest LLC, a Russian production entity, respectively. Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. In 2004 the Company, due to unresolved disputes with the minority shareholder, has disposed of its' interest in Siberian Wood LLC in exchange for a long term note with a related party.

In April 2004 the Company established a 100% subsidiary in Cyprus to conduct marketing and distribution of lumber to the Chinese market.

The Company currently has a staff of ten. As our operations expand we may need to recruit additional staff.

In the year ended December 31, 2004 and 2003, the Company recognized gross consolidated revenue of $2,164,534 and $487,851, respectively, and net loss of $92,321 and $138,867.

The Company has identified the following forestry products currently in demand on the Russian and Chinese market: different sort and rounds of pine, larch, silver fir logs, sawn lumber, timber construction materials such as glued board and glued beams, flooring and furniture parts. Also, during the quarter ended June 30, 2005, unaudited sales of the Group amounted to approximately $800,000.

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


ITEM  6.  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  PRINCIPAL  CONDITION  AND
OPERATIONS

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

RESULTS  OF  OPERATIONS

In 2002 we began to refocus our efforts in seeking new business opportunities. Prior to 2003, the Company was regarded as "pre-revenue" or "development stage" company. Revenues recognized for the years ended December 31, 2004 and 2003 amounted to $2,164,534 and $487,851. Cost of sales for the respective periods, 2004 and 2003, consisted mainly of purchased logs and transportation cost in amounts of $1,883,639 and $451,046.

The significant increase in sales for 2004 in comparison with 2003 was mostly due to the increased volumes of pine, larch and plywood in amounts of 6,165 (2003: 1,953) cubic meters; 256,051(2003: 1,400) cubic meters and 188,485 (2003:
78,711) square meters, respectively, which translate into increased revenues of $611,524 (2003: $52,536) , $182,335 (2003: $51,447) and $1,094,951 (2003:
$347,063),  respectively.

Cost of sales in 2004 (2003) consisted primarily of pine, larch and plywood purchase costs and transportation amounting to $503,375 (2003: $52,536); $143,126 (2003: $51,447) and 188,485 (2003: $347,063) respectively.

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

In order to establish its reputation in the market, the Group had to provide attractive credit terms to suppliers and customers resulting in substantial prepayment and account receivable balances of $226,949 and $141,961, respectively.

During the years ended December 31, 2004 and 2003, we incurred total operating expenses of $324,487 and $171,336, respectively, consisting mainly of compensation ($99,856 and $83,748, respectively), professional fees ($24,440 and $63,281, respectively), and sales, general and administrative expenses, ($200,072 and $22,757, respectively).

Compensation expense for 2004 and 2003 includes $99,856 and $75,457 of the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the years ended December 31, 2004 and 2003 include storage and office rent expense of $47,070 and $20,581, transportation costs of $105,952 and $none, general payroll and payroll related taxes of $33,271 and $none respectively.

Long term assets of the Group as of December 31, 2004 were represented by the long term related party receivable and property, plant and equipment in amounts of $524,235 and $739, respectively.

In August 2004 the Group decided to dispose of its 51% shareholding in Siberian Wood LLC. As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note in the principal amount of $551,377, repayable in eight equal installments starting from September 30, 2005. The net recovered amount of the investment has been discounted at 3.165%, the estimated cost of capital as of December 31, 2004. The net discounted amount of $524,235 is equal to the Company's share in net assets of Siberian Wood LLC and approximates the Company's total investment in the venture. The Company believes this net receivable approximates what that could be negotiated with a third party based in an arms-length transaction terms.

Professional fees expenses in 2004 and 2003 were mostly consisted of audit fees of $20,840 and $37,421, tax and legal fees of $3,600 and $10,000 and filing fees of $none and :$15,860. Professional fees were required to maintain the Group's status as a publicly traded company plus fees required to set-up the current infrastructure including the New York subsidiary Victoria Resources, Inc, Cyprus subsidiary Coptent Trading, Ltd and two Russian subsidiaries - Victoria Siberian Wood and Victoria Lumber.

Depreciation and amortization expense in 2004 and 2003 amounted to $119 and $1,550, respectively.

Current liabilities of the Group as of December 31, 2004 were mainly consisted of trade payable in amount of $76,526, short term borrowings from related parties of $77,925 and other accounts payable of $19,491.

There were no long term liabilities as of December 31, 2004.

All accounts receivable as at December 31, 2004 represented trade accounts receivables for the dispatched saw logs. Based on the contracts terms with customers and on the Group's management estimates no provision for the doubtful debt is required, all outstanding amounts are recoverable.

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

CAPITAL  EXPENDITURES

As at December 31, 2004 the Group did not have significant fixed assets as in 2004 it operated solely as a trader and not a producer.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Group has financed its operations from private financing. The Group began operations in 2003 and 2004 through its' subsidiary businesses, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd. The Group anticipates continuing losses in the near future while Victoria Lumber establishes operations in Russia. As of December 31, 2004 the Group had total current assets of $586,860 and total current liabilities of $185,412. As of December 31, 2004 , the Group had cash balances of $14,752 and a working capital surplus of $401,448.

GOING  CONCERN

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. There is substantial doubt about our ability to continue as a going concern as we are just commencing operations in Russia and have incurred recurring operating losses since our inception. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2004 and 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CASHFLOW

Cash used in operating activities for the years ended December 31, 2004 and 2003 amounted to $388,097 and $692,455, respectively. Cash outflow for the year ended December, 31 2004 and 2003 were primarily caused by the increase in inventories of $141,009 (2003: $78,340), accounts receivable of $175,865 (2003: $393,887), prepaid expenses and other current assets of $87,477 (2003: $141,961) and VAT receivable and other taxes prepaid of $80,050 (2003: $6,303).

Factors contributing into the decrease use of cash provided by financing activity in 2004 were increase in borrowings from related parties in the amount of $49,904. In 2003 there were cash funds received from the minority shareholder, Tomlespromivest LLC, and new Group's shareholders amounting to $252,799 and $1,037,824, respectively, to finance the Group's expansion into newly established subsidiaries within the forestry business.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

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

EXPOSURE  TO  FOREIGN  EXCHANGE  RATE  FLUCTUATIONS

With the majority of our operations being located in the Russian Federation, the majority of our expenses were denominated in Russian rubles, while most revenues in 2004 were denominated in US dollars. We currently do not and do not plan in the near future to engage in hedging our exposure to changing foreign exchange rates. Any unfavorable changes in the relevant foreign exchange rates may have a material effect on our financials and performance.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Company , P.C., of the consolidated financial statements of Victoria Industries, Inc*, and its subsidiaries (the "Group") for the years ended December 31, 2004 and 2003 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

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

                                                      DECEMBER 31, 2004 AND 2003

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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                                                       VICTORIA INDUSTRIES, INC.
                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the consolidated balance sheet of Victoria Industries, Inc. and subsidiaries ("the Company") as at December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (capital deficit) and cash flows for each of the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Victoria Industries, Inc. as at December 31, 2004 and the consolidated results of operations and cash flows for each of the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                                 DECEMBER 31,
                                                                                     2004
                                                                               --------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents (Note 5)                                         $      14,752
    Accounts receivable (Note 6)                                                     120,453
    Related party receivable - current portion (Note 11)                             134,137
    VAT receivable and other taxes prepaids                                           54,248
    Inventories (Note 7)                                                              36,321
    Prepayments and other current assets (Note 8)                                    226,949

      Total current assets                                                           586,860
                                                                               --------------

Property, plant and equipment, net (Note 10)                                             739
Related party receivable (Note 11)                                                   390,098

                                                                               --------------
TOTAL ASSETS                                                                   $     977,697
                                                                               ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short term borrowings from related parties (Note 12)                       $      77,925
    Accounts payable (Note 13)                                                        93,399
    Taxes payable                                                                        275
    Deferred tax liability (Note 9)                                                   11,195
    Other current liabilities (Note 14)                                                2,618

                                                                               --------------
      Total current liabilities                                                      185,412
                                                                               --------------

Commitments and Contingencies (Note 20)

Minority Interest                                                                          -

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 10,965,090 shares issued and outstanding
    (Note 15)                                                                         10,965
    Additional paid-in capital                                                     1,749,878
    Accumulated deficit                                                             (980,279)
    Accumulated other comprehensive loss - foreign currency                           11,721

                                                                               --------------
Total stockholders' equity                                                           792,285

                                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     977,697
                                                                               ==============

                                                       VICTORIA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
________________________________________________________________________________


                                                  FOR THE YEARS ENDED
                                              DECEMBER 31,    DECEMBER 31,
                                                  2004            2003
                                             --------------  --------------
REVENUES                                     $   2,164,534   $     487,851

COST OF SALES                                   (1,883,639)       (451,046)
                                             --------------  --------------

                                                   280,895          36,805

OPERATING EXPENSES
Sales, general and administrative(Note 16)        (200,072)        (22,757)
Compensation (Note 17)                             (99,856)        (83,748)
Professional fees (Note 18)                        (24,440)        (63,281)
Depreciation and amortization                        ( 119)         (1,550)
                                             --------------  --------------

OPERATING LOSS                                     (43,592)       (134,531)

OTHER INCOME (EXPENSE)
Interest income (expense), net                       1,442           3,054
Foreign exchange (loss), net                        (7,703)         (8,559)
Other income (expense), net                        (28,606)         (2,045)
                                             --------------  --------------

LOSS BEFORE TAX AND MINORITY INTEREST              (78,459)       (142,081)

FOREIGN INCOME TAX (Note 9)                        (13,862)         (1,797)

MINORITY INTEREST                                        -           5,011
                                             --------------  --------------

NET LOSS                                           (92,321)       (138,867)
                                             --------------  --------------

Other comprehensive loss
  Foreign currency translation gain (loss)          45,645         (33,924)
                                             --------------  --------------

COMPREHENSIVE LOSS                           $     (46,676)  $    (172,791)
                                             ==============  ==============

BASIC DILLUTED (LOSS) PER SHARE              $      ( 0.01)  $       (0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      10,965,090         932,791

                                                                                                     VICTORIA INDUSTRIES, INC.
                                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                               (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
______________________________________________________________________________________________________________________________

                                                            ADDITIONAL     ACCUMULATED                            TOTAL
                                     COMMON STOCK            PAID-IN          OTHER        ACCUMULATED         STOCKHOLDERS'
                                                             CAPITAL      COMPREHENSIVE     (DEFICIT)             EQUITY
                                 SHARES       AMOUNT                         (LOSS)                          (CAPITAL DEFICIT)
                               -----------  -----------  ---------------  ------------   -----------------   -----------------

DECEMBER 31, 2002                  586,850  $       587  $       547,119             -   $        (749,091)  $       (201,385)

Convertible notes converted
into shares                      8,320,000        8,320          823,680             -                   -            832,000
Other debt settled through
share issuance                   2,058,240        2,058          203,766             -                   -            205,824
Contributed services                     -            -           75,457             -                   -             75,457
Comprehensive (loss) for
the year                                 -            -                -  $    (33,924)                               (33,924)
Net loss for the year                    -            -                -                          (138,867)          (138,867)
                               -----------  -----------  ---------------  ------------   -----------------   -----------------

DECEMBER 31, 2003               10,965,090       10,965        1,650,022       (33,924)           (887,958)           739,105

Contributed services
(Note 18)                                -            -           99,856             -                   -             99,856
Comprehensive (loss)
for the year                             -            -                -        45,645                   -             45,645
Net loss for the year                    -            -                -             -             (92,321)           (92,321)
                               -----------  -----------  ---------------  ------------   -----------------   -----------------
DECEMBER 31, 2004               10,965,090  $ 10,965  -  $     1,749,878  $     11,721   $        (980,279)  $        792,285
                               ===========  ===========  ===============  ============   ==================  =================

                                                                              VICTORIA INDUSTRIES, INC.
                                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                              (EXPRESSED IN US DOLLARS)
                      _________________________________________________________________________________
                                                                       FOR THE YEARS ENDED
                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       2004            2003
                                                                  --------------  --------------
CASH USED IN OPERATING ACTIVITIES:
    Net loss from continuing operations for the period            $     (92,321)  $    (138,867)
    Adjustments to reconcile net loss from continuing
    operations to net cash in operating activities:
        Minority interest                                                     -           5,011
        Contributed services by shareholders                             99,856          75,457
        Deferred tax expense (credit)                                    12,493          (1,298)
        Depreciation                                                        119           1,550

Changes in current assets and liabilities:
        Net accrued interest (income), expense, net                           -          (3,054)
        (Increase) in accounts receivable                              (175,865)       (393,887)
        (Increase) in prepaid expenses and other current assets         (87,477)       (141,961)
        (Increase) in inventories                                      (141,009)        (78,340)
        (Increase) in VAT receivable and other taxes prepaids           (80,050)         (6,303)
        Increase (decrease) in accounts payable                          76,315          (3,792)
        Increase in taxes payable                                           275               -
        Increase in other accounts payable                                 (433)          3,051
                                                                  --------------  --------------

      NET CASH FLOWS FROM OPERATING ACTIVITIES                         (388,097)       (692,455)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Borrowings received from (paid to) related parties                   49,904        (132,740)
    Proceeds on debt converted into common stock                              -         823,680
    Proceeds on debt settled by common stock                                  -         203,766
    Proceeds on common stock issued                                           -          10,378
    Cash inflow on subsidiary purchase (Note 4)                               -         252,799
                                                                  --------------  --------------

      NET CASH FLOWS FROM FINANCING ACTIVITIES                           49,904       1,157,883

CASH USED IN INVESTING ACTIVITIES:
    Short term loans given                                                    -         (96,418)
    Promissory notes purchased                                                -          (3,309)
    Purchase of property, plant and equipment                            (2,140)           (191)
                                                                  --------------  --------------

      NET CASH FLOWS FROM INVESTING ACTIVITIES                           (2,140)        (99,918)

Effect of exchange rate changes                                          21,849         (32,288)
                                                                  --------------  --------------
NET INCREASE (DECREASE) IN CASH:                                       (318,484)        333,222
CASH, AT THE BEGINNING OF THE PERIOD                                    333,236              14

                                                                  --------------  --------------
CASH, AT THE END OF THE PERIOD                                    $      14,752   $     333,236
                                                                  ==============  ==============

Supplemental  cash  flow  disclosures:
     (1) Income Tax paid in the amount of $ 1,369 and $46 in 2004 and 2003, respectively.
     (2) Non-cash operating and investing activities: Conversion of 51% stake in Victoria Siberian Wood LLC into the long term note due from OOO TK Promtekhresurs - $524,235 in 2004

1.   NATURE OF BUSINESS

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

     The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Group") as of December 31, 2004 were as follows:

OPERATING ENTITY                PRINCIPAL ACTIVITY      COUNTRY OF    DECEMBER 31,
                                                       INCORPORATION      2004
                                                                        CONTROL %
---------------------------  ------------------------  -------------  -------------
Victoria Industries, Inc.    Holding company           United States             -
                                                       of America

Victoria Resources, Inc.     Marketing and             United States           100%
                             distribution of forestry  of America
                             products

Victoria Lumber, LLC         Marketing and             Russian                 100%
                             distribution of forestry  Federation
                             products

Victoria Siberian Wood, LLC  Marketing and             Russian                   -
                             distribution of forestry  Federation
                             products

Coptent Trading              Marketing and             Cyprus                  100%
Limited                      distribution of forestry
                             products


     The principal executive office of the Group is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Group is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Cheliabinsk, Russian Federation.

     The number of employees of the Group at December 31, 2004 was 10.

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

     The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the U.S. Russian subsidiaries of the Group maintain their accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. However, the subsidiaries' financial statements have been converted to U.S. GAAP for inclusion in these financial statements.

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

     The prevailing exchange rates at December 31, 2004 and 2003 were approximately 1 U.S. dollar to 27.7478 and 29.45, Russian rubles, respectively. For the years ended 2004 and 2003, the average exchange rate for 1U.S. dollar was 28.808 and 30.66, Russian rubles, respectively.

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

     Certain stock options granted prior to 2003 have been terminated (Note 21) and the Group has no current plans to grant additional options. LOSS PER SHARE - Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the years presented. COMPREHENSIVE INCOME -Statement of SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     In August 2004 the Group decided to terminate its interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Group transferred its 51% shareholding at the amount of total equity invested adjusted to the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs (See Note 11). This transaction has been valued at the discounted amount of future receivable.

     Net assets of the Siberian Wood LLC as of June 30, 2004 were comprised as follows:

                                                 JUNE 30,
                                                   2004
                                               ----------
       Cash                                     $  36,144
       Accounts receivable                        581,131
       Inventory                                  183,028
       Property, plant and equipment                3,409
       Other accounts receivable                    2,489
       Accounts payable and other liabilities     (23,248)
                                                ----------

       100% of Net Assets                         782,953
       67% of Net Assets                          524,235

       Less Related party receivable (Note 11)
         At cost                                  551,377
         Net of imputed interest at 3,165%        (27,142)
                                                ----------
                                                  524,235

       NET GAIN ON DISPOSAL OF SIBERIAN WOOD    $       -
                                                ==========

     The note is receivable in 8 equal quarterly installments, amounting to $68,922 starting on September 30, 2005. The Company believes the net current amount as of December 31, 2004 approximates the fair market value the Company could have negotiated with a third party based on an arms-length transaction.

     COPTENT  TRADING  LTD  -  100%

     In April 2004 the Group's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.

     DISCONTINUED  OPERATIONS

     The operations of Victorian Siberian Wood have not been reported as discontinued operations. Those activities were substantially the same as the continuing business of the Company and the company considers the disposal to be a sale of assets in the normal course of business. From the perspective of the operations of the Company, it is no different than any change in a vendor or representative.

5.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of December 31, 2004 consisted of the following:

                             2004
                            -------
     Cash in banks, in USD  $10,745
     Cash in banks, in RUR    4,007
                            -------
     TOTAL                  $14,752
                            =======


6.   ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 2004 consisted of the following:

                        2004

                      --------
     Dekra            $ 58,933
     Lesholding         22,163
     Levita             14,415
     Yon Chou            9,546
     DOK # 15            8,188
     Baikallesexport     5,406
     Arhipelag           1,802
                      --------
     TOTAL            $120,453
                      ========

7.   INVENTORIES

     Inventories as of December 31, 2004 consisted of the following:

                       2004

                      -------
     Hardwood lumber  $36,321
                      -------
     TOTAL            $36,321
                      =======

     As of December 31, 2004 hardwood lumber was valued at the lower of specific identification cost or market.

8.   PREPAYMENTS AND OTHER CURRENT ASSETS

     Prepayments and other current assets as of December 31, 2004 consisted of the following:

                                              2004

                                            --------
     Chitalesholding - lumber prepayment     126,689
     Yon Chou - lumber prepayment             48,386
     Exintra - lumber prepayment              37,977
     Advances given to employees              12,912
     Deltatransservice - lumber prepayment       914
     Stimul, LLC - lumber prepayment               -
     Novosibirsky, LLC - lumber prepayment         -
     Railroad charges                              -
     Other                                        71
                                            --------
     TOTAL                                  $226,949
                                            ========

9.   INCOME TAX

     The Group's provision for income tax for the years ended December 31, 2004 and 2003 were as follows:

                                   2004      2003

                                  -------  --------
     Current tax                  $ 1,369  $ 3,095
     Deferred tax expense (gain)   12,493   (1,298)
                                  -------  --------
     TOTAL INCOME TAX CREDIT      $13,862  $ 1,797
                                  =======  ========

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes
..

     The change for the year in the Group's deferred tax position is as follows:

                                                     2004

                                                   ---------
     Net asset at the beginning of the year        $  1,298
     Charged to (expense) income for the year       (12,493)
                                                   ---------
     NET (LIABILITY) ASSET AT THE END OF THE YEAR  $(11,195)
                                                   =========

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2004 is presented below:

                                             2004

                                           ---------
     DEFERRED TAX ASSETS
       Deferred expenses written off       $  1,552
       Difference in depreciable value of
       property, plant and equipment             38
     TOTAL                                    1,590

     DEFERRED TAX LIABILITIES                     -
       Accounts receivable accruals         (12,785)

     NET DEFERRED TAX ASSET                $(11,195)
                                           ---------

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Group's income statement:

                                              2004        2003

                                           ---------  ----------
     (Loss) before income tax and
     minority interest                     $(78,459)  $(142,081)
     Theoretical income tax (benefit)
     at statutory rate                      (26,676)    (48,308)
     Adjustments due to:
         Non deductible fair value
         compensation adjustment             33,951      25,655
         Other permanent differences          6,587      24,450
                                           ---------  ----------
     INCOME TAX EXPENSE                    $ 13,862   $   1,797
                                           =========  ==========

     At December 31, 2004 the Group had a realizable net operating loss carry forward for purposes of US federal income tax of approximately $50,000. Tax losses for periods prior to 2003 are severely limited due to the change in majority ownership. No deferred tax asset has been recorded because of the uncertainty of realization. The carryforwards expire in 2024.


10.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 2004 consisted of the following:

                                2004
                               -------
     Computer equipment        $1,233
     Accumulated Depreciation    (494)
                               -------
     NET BOOK VALUE            $  739
                               =======

11.  RELATED PARTY RECEIVABLE

     In August 2004 the Group decided to dispose of its shareholding in Siberian Wood LLC (See Note 4). As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note, $551,377, repayable as follows:

                                  AT NET
                    AT COST   PRESENT VALUE
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


12.  SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties as of December 31, 2004 consisted of the following:

                                              2004

                                             -------
     Advances from the current shareholders  $62,925
     Former directors                         15,000
                                             -------
     TOTAL                                   $77,925
                                             =======

     Advances from the shareholders as of December 31, 2004 in amount of $62,925 represents non interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

     Borrowings from the former directors outstanding as of December 31, 2004 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.

13.  ACCOUNTS PAYABLE

     Accounts payable as of December 31, 2004 consisted of the following:

                                     2004

                                   -------
     Exintra - commission payable  $42,693
     BDO Dunwoody - audit fees      15,383
     Thomas Brown - legal fees      16,763
     BDO - Seidman                  13,273
     Other                           5,287
                                   -------
     TOTAL                         $93,399
                                   =======

14.  OTHER CURRENT LIABILITIES

     Other payables as of December 31, 2004 consisted of the following:

                             2004
                            ------
     Payroll                 1,120
     Payroll related taxes     523
     Cenex Continental         975
                            ------
     TOTAL                  $2,618
                            ======

15.  COMMON STOCK

     At December 31, 2004 and 2003 the Company had 10,965,090 ordinary shares issued and fully paid with a par value of $0.001 US dollar.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Group entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the years ended December 31, 2004 and 2003.

16.  SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the years ended December 31, 2004 and 2003 consisted of the following:

                                        2004     2003

                                      --------  -------
     Transportation costs             $105,952        -
     Rent                               47,070  $20,581
     Payroll                            26,442        -
     Payroll related taxes               6,829        -
     Customs fees                        4,695        -
     Taxes, other than income tax        2,246      204
     Commission                          2,131        -
     Travel and promotion                  893        -
     Legal and professional services       329        -
     Bank services                         243        -
     Other                               3,242    1,972
                                      --------  -------
     TOTAL                            $200,072  $22,757
                                      ========  =======

     Rent is payable for the office space leased from related parties in Cheliabinsk city. Rent price is not materially different from that which could have been negotiated with third party based on arms length terms.

17.  COMPENSATION

     Compensation expenses for the years ended December 31, 2004 and 2003 consisted of the following:

                                                      2004     2003
                                                     -------  -------
     Fair value adjustment - executive
     compensation                                    $99,856  $75,457
     Other                                                 -    8,291
                                                     -------  -------
     TOTAL                                           $99,856  $83,748
                                                     =======  =======

     Fair value estimation of the Group's executive compensation expense for the year ended December 31, 2004 and 2003 was performed based on the available market information on the comparable companies and subsequent employment agreements.

     Fair value adjustment on the executive compensation represents an excess of estimated fair value for services contributed over contractual salary and has been reflected as additional paid in capital.

18.  PROFESSIONAL FEES

     Professional fees for the years ended December 31, 2004 and 2003 consisted of the following:

                                       2004     2003

                                      -------  -------
     Audit                            $20,840  $37,421
     Tax and legal                      3,600   10,000
     Filing, other professional fees        -   15,860
                                      -------  -------
     TOTAL                            $24,440  $63,281
                                      =======  =======

19.  RELATED PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Group has the ability to exercise a significant influence.

     Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

     For details of related party balances outstanding as of December 31, 2004 see Notes 4, 11, 12 and 17.

     Included in income statement for the year ended December 31, 2004 and 2003 not disclosed anywhere in the current consolidated financial statements are the following transactions with related parties:

                        2004   2003

                       -----  -----
     Interest expense  $   -  $ 204

20.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Group's outstanding lease commitments as of December 31, 2004 are presented as follows:

                  2004

                 -------
     2005        $21,402
     2006              -
     2007              -
     2008- 2009        -
                 -------
     TOTAL       $21,402
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

21.  RISK MANAGEMENT POLICIES

     Management of risk is an essential element of the Group's operations. The main risks inherent to the Group's operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Group's risk management policies in relation to those risks follows.

     CREDIT RISK - The Group is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Group structures the levels of credit risk it undertakes by placing limits on the amount of risk accepted in relation to one customer, or groups of customers. Limits on the level of credit risk by customer are approved by the Credit Committee. CURRENCY RISK - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates. The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total. In 2004 there were no sales in excess of 20% to any one customer. Sales to major customers for the year ended 31 December 2003 were as follows:

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

22.  CONCENTRATION OF BUSINESS RISK

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

Additional information about this change was included in the Company's 2003 form 10KSB.

(a) During the most recent fiscal year and any subsequent interim periods there were no written or oral consultations between the Company and John A. Braden and Company, P. C. regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements that was considered an important factor by the Company in reaching a decision as to an accounting, auditing or financial issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304
     (a)(2)  of  Regulation  S-B.

     We reported the above changes in accountants on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (John A. Braden and Company, P. C.) and May 19, 2004 (BDO Unicon).


ITEM 8A.  CONTROLS  AND  PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of December 31, 2004 and 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this annual report has been prepared.

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

During the fiscal years ending December 31, 2004 and 2003, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management's handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors. The Audit Committee met few times by teleconference during 2004 and 2003.

For the fiscal year ended December 31, 2004 and 2003, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended December 31, 2004 and 2003, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company's independent auditor. Additional meetings were held with the independent auditor, with financial management present, to discuss the specific results of audit investigations and examinations and the auditor's judgments regarding any and all of the above issues. No significant issues were raised as the result of those discussions.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and 2003 for filing with the Securities and Exchange Commission.

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

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2004 and 2003 all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE  COMPENSATION

During 2004 and 2003, the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company estimates the fair value of the management compensation for the periods of their respective services as follows:

                                         2004                              2003
-------------------------  ---------------------------------  ---------------------------------
NAME AND PRINCIPAL         ACTUAL    SALARY AT   FAIR VALUE   ACTUAL    SALARY AT   FAIR VALUE
POSITION                   SALARY   FAIR VALUE   ADJUSTMENT   SALARY   FAIR VALUE   ADJUSTMENT
-------------------------  -------  -----------  -----------  -------  -----------  -----------
Albert Abdouline                 -       50,000       50,000        -       25,000       25,000
CEO, CFO of Victoria
Industries

Victor Kislinsky             8,144       30,000       21,856      369       15,000       14,631
CEO, Victoria Lumber

Nikolay Efimenko                 -       14,000       14,000      988       14,000       13,012
President, Victoria
Siberian Wood

Tatyana Chernysheva              -       10,000       10,000      986       10,000        9,014
CEO, Victoria Siberian
Wood

Leon Golden                      -        4,000        4,000        -        1,000        1,000
Independent Director,
Victoria Industries, Inc.
                           -------  -----------  -----------  -------  -----------  -----------
TOTAL                      $ 8,144  $   108,000  $    99,856  $ 2,343  $    77,800  $    75,457
                           =======  ===========  ===========  =======  ===========  ===========

In order to bring the amount of the 2004 and 2003 management compensation in line with its fair value, the Company recognized an additional compensation expense of $99,856 and $75,457 that represented the fair value adjustment. The Company expects pay the senior management market-based salaries if and when the scope of our business justifies such salaries. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of July 28, 2005, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

ITEM 13.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

REPORTS  ON  FORM  8-K

A current report on Form 8K Item 5: Other Event and Item 6: Resignation of Registrant's Directors was filed on September 10, 2003.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - John A. Braden & Co. P.C for the years ended December 31, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the years ended December 31, 2004 and 2003

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to the Consolidated Financial Statements for the years ended December 31, 2004 and 2003


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

By-laws of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

Exhibit 31 - Section 302 Certification
Exhibit 32 - Section 906 Certification


* Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000

MATERIAL CONTRACTS

The following is a description of contracts that we and/or our subsidiaries have been a party to since January 1, 2003, and are or may be material to our business:

2004 -
     1. Commission Agreement # 21 between "Coptent Trading", LTD and "Exintra",LLC, entered into July 23, 2004.
     2. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra",LLC, entered into October 27, 2004.
     3. Commission Agreement #23 between "Coptent Trading", LTD and Chtaleskholding", JSC, entered into August 11, 2004.
     4. Railroad Services Supplier #25 Agreement between "Coptent Trading", LTDand "DeltaTransCentr", LLC, entered into July 27, 2004.
     5. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and YonChou, entered into July 26, 2004.
     6. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and YonChou, entered into November 1, 2004.
     7. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     8. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     9. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     10. Commission Agreement #34 between "Victoria Lumber", LLC and "Baikellesoexport", CJSC, entered into July 29, 2004.
     11. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     12. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     13. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.


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


SUBSIDIARIES:

2004:

Victoria Resources Inc.
Victoria Lumber LLC
Coptent Trading Ltd

2003:

Victoria Resources Inc.
Victoria Siberian Wood LLC
Victoria Lumber LLC


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 and 2003 professional services were mostly rendered for the Company by BDO Dunwoody and BDO Unicon Inc. accounting firms.

Total professional fees incurred by the Company for the years ended December 31, 2004 and 2003 consisted of the following:

                  2004                        2003
         BDO       BDO       BDO
       UNICON   DUNWOODY   SEIDMAN   BDO UNICON   BDO DUNWOODY
       -------- --------   --------  -----------  -------------
Audit  $ 5,785  $   1,785  $ 13,273  $    30,000  $       7,421
Tax          -          -         -            -            493
       -------- --------   --------  -----------  -------------
TOTAL  $ 5,785  $   1,785  $ 13,273  $    30,000  $       7,914
       -------- --------   --------  -----------  -------------

AUDIT FEES

The Audit Fees for years 2004 and 2003 were for services associated with the consolidated U.S. GAAP audits, and reviews of the applicable quarterly reports and offering memoranda.

AUDIT-RELATED FEES

During 2004 and 2003, we have not paid any Audit-Related Fees.

TAX FEES

The Tax Fees for 2003 were mainly for services associated with tax compliance and other tax consulting services.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of BDO Unicon for all audit and non-audit services, including tax services. Our Audit Committee pre-approved the engagement terms and fees of John A. Braden and Company, P.C. all services performed for the fiscal year ended December 31, 2004 and 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2005                         Victoria Industries, Inc.


                                               /S/
                                            ---------------------------------
                                            Albert Abdoulline
                                            President