Form 10QSB
period 2005-03-31
VICTORIA INDUSTRIES INC
filed 2005-08-17
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number 000-27189

                           VICTORIA INDUSTRIES , INC.
                (Name of Registrant as specified in its charter)


              NEVADA                                        98-0230423
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)


           551 Fifth Avenue, Suite 601
               New York, New York                              10017
    (Address of principal executive office)                  (Zip Code)


             (Former name or address, if changed since last report)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 973-0063

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ___   No  _X_

Indicate the number of shares outstanding of each of the issuer`s classes of common stock , as of the latest practicable date:
Common Stock, $0.001 par value                          10,965,090
           (Class)                          (Outstanding as of August 5, 2005)

                                         VICTORIA INDUSTRIES, INC.FORM
                                                    10-QSB
                                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
Item 1.    Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

           Consolidated Balance Sheets - March 31, 2005 and December 31, 2004 . . . . . . . . . . . . . .

           Consolidated Statements of Operations and Comprehensive Loss - for the three months ended
           March 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

           Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit)and
           - March 31, 2005 December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

           Consolidated Statements of Cash Flows - for the three months ended
           March 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

           Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .

Item 2.    Management's Discussion and Analysis of Principal Condition and Operations . . . . . . . . . .

Item 3.    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . .

Item 4.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . . . . . . . . . . .

Item 3.    Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .

Item 5.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
SIGNATURES

                                                                                      VICTORIA  INDUSTRIES,  INC.
                                                                                      CONSOLIDATED BALANCE SHEETS
                                                                                        (EXPRESSED IN US DOLLARS)
                                                                                                        UNAUDITED
       ----------------------------------------------------------------------------------------------------------

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         2005           2004
                                                                                   --------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 5)                                               $      45,796   $      14,752
  Accounts receivable (Note 6)                                                           375,338         120,453
  Related party receivable - current portion (Note 7)                                    201,993         134,137
  VAT receivable and other taxes prepaid                                                 114,556          54,248
  Inventories (Note 8)                                                                    85,721          36,321
  Prepayments and other current assets (Note 9)                                          136,207         226,949
  Deferred tax asset (Note 10)                                                                41               -

                                                                                   --------------  --------------
    Total current assets                                                                 959,652         586,860

Property, plant and equipment, net (Note 11)                                                 659             739
Related party receivable (Note 7)                                                        326,341         390,098

                                                                                   --------------  --------------
TOTAL ASSETS                                                                       $   1,286,652   $     977,697
                                                                                   ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties (Note 12)                             $      77,925   $      77,925
  Accounts payable (Note 13)                                                             400,770          93,399
  Taxes payable                                                                            6,261             275
  Deferred tax liability (Note 10)                                                             -          11,195
  Other current liabilities (Note 14)                                                      3,041           2,618

                                                                                   --------------  --------------
    Total current liabilities                                                            487,997         185,412

Commitments and Contingencies (Note 20)


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding
  (Note 15)                                                                               10,965          10,965
  Additional paid-in capital                                                           1,769,267       1,749,878
  Accumulated deficit                                                                   (992,151)       (980,279)
  Accumulated other comprehensive loss - foreign currency                                 10,574          11,721

                                                                                   --------------  --------------
Total stockholders' equity                                                               798,655         792,285

                                                                                   --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   1,286,652   $     977,697
                                                                                   ==============  ==============

                                                       VICTORIA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                       UNAUDITED
     ---------------------------------------------------------------------------

                                                        FOR THE PERIODS ENDED
                                                       MARCH 31,     MARCH 31,
                                                         2005          2004
                                                     ------------  ------------
REVENUES                                             $   594,204   $   721,186

COST OF SALES                                           (406,546)     (631,188)
                                                     ------------  ------------

                                                         187,658        89,998

OPERATING EXPENSES
Sales, general and administrative (Note 16)             (184,657)      (62,247)
Compensation (Note 17)                                   (19,389)      (27,124)
Professional fees (Note 18)                                    -       (15,000)
Depreciation and amortization                                (77)         (186)
                                                     ------------  ------------
                                                        (204,123)     (104,557)


OPERATING LOSS                                           (16,465)      (14,559)

OTHER INCOME (EXPENSE)
Interest income (expense), net                             3,784             -
Other expense, net                                        (3,811)       (6,307)
                                                     ------------  ------------

LOSS BEFORE TAX AND MINORITY INTEREST                    (16,492)      (20,866)

FOREIGN INCOME TAX (Note 10)                               4,620        (6,527)

MINORITY INTEREST                                              -         5,632
                                                     ------------  ------------

NET LOSS                                                 (11,872)      (21,761)
                                                     ------------  ------------

Other comprehensive loss
Foreign currency translation gain (loss)                  (1,147)       39,397
                                                     ------------  ------------

COMPREHENSIVE LOSS                                   $   (13,019)  $    17,636
                                                     ============  ============

BASIC DILLUTED (LOSS) PER SHARE                      $     0.001   $     0.002
  From Continuing operations
WEIGHTED AVERAGE COMMON SHARES                        10,965,090    10,965,090
OUTSTANDING

                                                                                                      VICTORIA INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                                                      UNAUDITED
                                                                                (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)

                                               COMMON STOCK     ADDITIONAL     ACCUMULATED     ACCUMULATED         TOTAL
                                                                  PAID-IN         OTHER         (DEFICIT)      STOCKHOLDERS'
                                                                  CAPITAL     COMPREHENSIVE                        EQUITY
                                             SHARES    AMOUNT                    (LOSS)                      (CAPITAL DEFICIT)
                                           ----------  -------  -----------  ---------------  -------------  ------------------
DECEMBER 31, 2003                          10,965,090  $10,965  $ 1,650,022  $      (33,924)  $   (887,958)  $         739,105

Contributed services                                -        -       99,856               -              -              99,856
Comprehensive (loss) for the year                   -        -            -          45,645              -              45,645
Net loss for the year                               -        -            -               -        (92,321)            (92,321)
                                           ----------  -------  -----------  ---------------  -------------  ------------------

DECEMBER 31, 2004                          10,965,090   10,965    1,749,878          11,721       (980,279)            792,285

Contributed services (Note 17)                      -        -       19,389               -              -              19,389
Comprehensive gain (loss) for the period            -        -            -          (1,147)             -              (1,147)
Net loss for the period                             -        -            -               -        (11,872)            (11,872)

                                           ----------  -------  -----------  ---------------  -------------  ------------------
MARCH 31, 2005                             10,965,090  $10,965  $ 1,769,267  $       10,574   $   (992,151)  $         798,655
                                           ==========  =======  ===========  ===============  =============  ==================
   ----------------------------------------------------------------------------------------------------------------------------

                                                                          VICTORIA INDUSTRIES, INC.
                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          (EXPRESSED IN US DOLLARS)
                                                                                          UNAUDITED
        -------------------------------------------------------------------------------------------

                                                                            FOR THE PERIODS ENDED
                                                                            MARCH 31,    MARCH 31,
                                                                              2005         2004
                                                                           -----------  -----------
CASH USED IN OPERATING ACTIVITIES:
      Net loss from continuing operations for the period                   $  (11,872)  $  (21,761)
      Adjustments to reconcile net loss from continuing
      operations to net cash in operating activities:
        Minority interest                                                           -       10,994
        Contributed services by shareholders                                   19,389       27,124
        Deferred tax expense (gain)                                           (11,236)       5,619
        Loss on disposal of fixed assets                                            3           56
        Depreciation                                                               77          186

      Changes in current assets and liabilities:
        Net accrued interest income (expense), net                             (4,099)           -
        (Increase) in accounts receivable                                    (254,885)     (43,008)
        (Increase) decrease in prepaid expenses and other current assets       90,742        6,234
        (Increase) in inventories                                             (49,400)    (240,192)
        (Increase) in VAT receivable and other taxes prepaids                 (60,308)     (55,974)
        Increase (decrease) in accounts payable                               279,175      (21,510)
        Increase in taxes payable                                               5,986          507
        Increase in other accounts payable                                     28,619       18,327
                                                                           -----------  -----------
  NET CASH FLOW FROM OPERATING ACTIVITY                                        32,191     (313,398)

CASH PROVIDED BY FINANCING ACTIVITIES:
      Proceeds on loans from related parties                                        -       32,954
                                                                           -----------  -----------
NET CASH FLOW FROM FINANCING ACTIVITY                                               -       32,954

CASH USED IN INVESTING ACTIVITY:
      Short term loans given                                                        -       (3,283)
      Promissory notes purchased                                                    -      (28,767)
                                                                           -----------  -----------
NET CASH FLOW FROM INVESTING ACTIVITY                                               -      (32,050)

                                                                           -----------  -----------
Effect of exchange rate changes                                                (1,147)      39,397
                                                                           -----------  -----------

INCREASE (DECREASE) IN CASH:                                                   31,044     (273,097)
CASH, AT THE BEGINNING OF THE PERIOD                                           14,752      333,236

                                                                           -----------  -----------
CASH, AT THE END OF THE PERIOD                                             $   45,796   $   60,139
                                                                           ===========  ===========

(1) Income Tax paid in the amount of $6,616 and $908 for the three months ended March 31, 2005 and 2004, respectively.

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

     The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Group") as of March 31, 2005 and December 31, 2004 were as follows:

        OPERATING ENTITY            PRINCIPAL ACTIVITY       COUNTRY OF      MARCH 31,     DECEMBER 31,
                                                            INCORPORATION      2005           2004
                                                                                   Control %
--------------------------------  ------------------------  -------------  ----------  ------------------
     Victoria Industries, Inc.    Holding company           United States          -              -
                                                            of America

     Victoria Resources, Inc.     Marketing and             United States        100%           100%
                                  distribution of forestry  of America
                                  products

     Victoria Lumber, LLC         Marketing and             Russian              100%           100%
                                  distribution of forestry  Federation
                                  products

     Victoria Siberian Wood, LLC  Marketing and             Russian                -              -
                                  distribution of forestry  Federation
                                  products

     Coptent Trading Limited      Marketing and             Cyprus               100%           100%
                                  distribution of forestry
                                  products


     The principal executive office of the Group is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Group is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation.

     The number of employees of the Group at March 31, 2005 and December 31, 2004 was 12 and 10, respectively.

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

     USE OF ESTIMATES AND ASSUMPTIONS - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Due to the inherent uncertainty in making those estimates, actual results reported in future periods could differ from such estimates.

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

     The prevailing exchange rates at March 31, 2005 and December 31, 2004 were approximately 1 U.S. dollar to 27.83 and 27.7487, Russian rubles, respectively. For the periods ended March 31, 2005 and 2004, the average exchange rate for 1U.S. dollar was 27.84, 28.6278, Russian rubles, respectively.

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

     CASH AND CASH EQUIVALENTS - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with a maturity of 3 months or less that are readily convertible to known amount of cash and which are subject to insignificant risk of changes in value.

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

     VICTORIA LUMBER, LLC - 100%

     In December 2003 the Group's subsidiary, Victoria Resources, Inc., contributed $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Chelyabinsk, Ural region of the Russian Federation.

     Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products.

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

     In August 2004 the Group decided to terminate its interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Group transferred its 51% shareholding at the amount of total equity invested adjusted to the valuation of the Russian

     Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs (See Note 7). This transaction has been valued at the discounted amount of future receivable.

     Net assets of the Siberian Wood LLC as of June 30, 2004 were comprised as follows:

                                                         JUNE 30,
                                                           2004
                                                        ----------
     Cash                                               $  36,144
     Accounts receivable                                  581,131
     Inventory                                            183,028
     Property, plant and equipment                          3,409
     Other accounts receivable                              2,489
     Accounts payable and other liabilities               (23,248)
                                                        ----------

     100% of Net Assets                                   782,953

     67% of Net Assets                                    524,235

     Less Related party receivable (Note 11)
         At cost                                          551,377
         Net of imputed interest at 3.165%                (27,142)
                                                        ----------
                                                          524,235

                                                        ----------
       NET GAIN ON DISPOSAL OF SIBERIAN WOOD            $       -
                                                        ==========

     The note is receivable in 8 equal quarterly installments, amounting to $68,922 starting on September 30, 2005. The Company believes the net current amount as of December 31, 2004 approximated the fair market value the Company could have negotiated with a third party based on an arms-length transaction.

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

5.     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of March 31, 2005 and December 31, 2004 consisted of the following:

                                       2005     2004

                                      -------  -------
     Cash in banks, in USD            $10,745  $10,745
                                      -------  -------
     Cash in banks, in RUR             35,051    4,007
     TOTAL                            $45,796  $14,752
                                      =======  =======

6.     ACCOUNTS RECEIVABLE

     Accounts receivable as of March 31, 2005 and December 31, 2004 consisted of the following:

                                            2005      2004

                                          --------  --------
     Yon Chou                             $189,492  $  9,546
     Exintra                               110,000         -
     Dekra                                  58,761    58,933
     Lesholding                             10,691    22,163
     DOK # 15                                4,571     8,188
     Chitalesholding                         1,465         -
     Arhipelag                                 358     1,802
     Levita                                      -    14,415
     Baikallesexport                             -     5,406
                                          --------  --------
     TOTAL                                $375,338  $120,453
                                          ========  ========


7.     RELATED PARTY RECEIVABLE

     In August 2004 the Group decided to dispose of its shareholding in Siberian Wood LLC (See Note 4). As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note, $551,377, repayable as follows:

                                      AT COST          AT NET
                                                   PRESENT VALUE

                                                     MARCH 31,
                                                        2005
                                   --------------  --------------
          September 30, 2005       $       68,922  $       67,856
          December 31, 2005                68,922          67,330
          March 31, 2006                   68,922          66,807
                                   --------------  --------------
          CURRENT PORTION                 206,766         201,993

          June 30, 2006                    68,922          66,289
          September 30, 2005               68,922          65,774
          December 31, 2005                68,922          65,264
          March 31, 2006                   68,922          64,758
          June 30, 2006                    68,923          64,256
                                   --------------  --------------
          LONG TERM PORTION               344,611         326,341

                                   --------------  --------------
          TOTAL                    $      551,377  $      528,334
                                   ==============  ==============

     The net recovered amount of the investment has been discounted approximately at 3%, the estimated cost of capital as of March 31, 2005. The net discounted amount of $528,334 is equal to the Company's share in net assets of Siberian Wood LLC and approximates the Company's total investment in the venture.

     The Company believes this approximation equals to what that could be negotiated with the third party based on arms-length transaction terms.

8.     INVENTORIES

     Inventories as of March 31, 2005 and December 31, 2004 consisted of the following:

                                      2005     2004

                                     -------  -------
     Hardwood lumber                 $85,721  $36,321
                                     -------  -------
     TOTAL                           $85,721  $36,321
                                     =======  =======


     As of March 31, 2005 and December 31, 2004 hardwood lumber was valued at the lower of specific identification cost or market.


9.     PREPAYMENTS AND OTHER CURRENT ASSETS

     Prepayments and other current assets as of March 31, 2005 and December 31, 2004 consisted of the following:

                                                   2005      2004

                                                 --------  --------
     Techkomservice - lumber prepayment          $ 61,601         -
     Lesholding - lumber prepayment                41,513         -
     Levita- lumber prepayment                     14,373         -
     Baikallesexport- lumber prepayment             5,390         -
     Chitalesholding - prepayment                   2,827  $126,689
     Yon Chou - lumber prepayment                       -    48,386
     Exintra - lumber prepayment                        -    37,977
     Deltatransservice - lumber prepayment              -       914
     Other                                         10,503    12,983
                                                 --------  --------
     TOTAL                                       $136,207  $226,949
                                                 ========  ========


10.    INCOME TAX

     The Group's provision for income tax for the periods ended March 31, 2005 and 2004 were as follows:

                                         2005       2004

                                       ---------  ---------

     Current tax                       $  6,616   $     908
     Deferred tax expense (gain)        (11,236)      5,619
                                       ---------  ---------
     TOTAL INCOME TAX CREDIT           $ (4,620)  $   6,527
                                       =========  =========


     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the period in the Group's deferred tax position is as follows:

                                                       2005       2004

                                                     ---------  ---------
     Net asset at the beginning of the period        $(11,195)  $  1,298
     Charged to (expense) income for the period        11,236    (12,493)
                                                     ---------  ---------
     NET (LIABILITY) ASSET AT THE END OF THE PERIOD
                                                     $     41   $(11,195)
                                                     =========  =========

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at March 31, 2005 and December 31, 2004 is presented below:

                                               2005      2004

                                            ---------  ---------
     DEFERRED TAX ASSETS
       Deferred expenses written off        $       3  $  1,552
       Difference in depreciable value of
       property, plant and equipment               38        38
                                            ---------  ---------
     TOTAL                                         41     1,590
     DEFERRED TAX LIABILITIES
       Accounts receivable accruals                 -   (12,785)
                                            ---------  ---------
     NET DEFERRED TAX ASSET (LIABILITY)     $      41  $(11,195)
                                            =========  =========

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Group's income statement:

                                          2005      2004

                                       ---------  ---------
     (Loss) before income tax and)
     minority interest                  $(20,591)  $(20,866
     Theoretical income tax (benefit)
     at statutory rate                   (7,001)    (7,094)
     Adjustments due to:
         Non deductible fair value        6,592      9,222
         compensation adjustment
         Other permanent differences     (4,211)     4,399
                                       ---------  ---------
     INCOME TAX EXPENSE                $ (4,620)  $  6,527
                                       =========  =========

     At March 31, 2005 and December 31, 2004 the Group had a net operating loss carry forward for purposes of US federal income tax of approximately $48,500 and $50,000. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forwards expire in 2024 and 2023, respectively.

11.    PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of March 31, 2005 and December 31, 2004 consisted of the following:

                                     2005     2004

                                    -------  -------
     Computer equipment             $1,230   $1,233
     Accumulated Depreciation         (571)    (494)
                                    -------  -------
     NET BOOK VALUE                 $  659   $  739
                                    =======  =======

12.    SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties as of March 31, 2005 and December 31, 2004 consisted of the following:

                                              2005     2004

                                             -------  -------

     Advances from the current shareholders  $62,925  $62,925
     Former directors                         15,000   15,000
                                             -------  -------
     TOTAL                                   $77,925  $77,925
                                             =======  =======

     Advances from the shareholders as of March 31, 2005 and December 31, 2004 in amount of $62,925 represents non interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

     Borrowings from the former directors outstanding as of March 31, 2005 and December 31, 2004 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.


13.    ACCOUNTS PAYABLE

     Accounts payable as of March 31, 2005 and December 31, 2004 consisted of the following:

                                              2005      2004

                                            --------  --------

     Techkomservice - lumber payable        $196,459         -
     Exintra - commission payable             91,175  $ 42,693
     BDO - Seidman - consulting fees          13,273    13,273
     Lesholding- commission payable           24,106         -
     Deltatranscenter - commission payable     9,615         -
     Baikallesoexport - commission payable     6,607         -
     BDO Dunwoody - audit fees                     -    15,383
     Thomas Brown - legal fees                 3,600    16,763
     Other                                    55,935     5,287
                                            --------  --------
     TOTAL                                  $400,770  $ 93,399
                                            ========  ========


14.    OTHER CURRENT LIABILITIES

     Other payables as of March 31, 2005 and December 31, 2004 consisted of the following:

                                  2005    2004
                                 ------  ------

     Payroll                      1,675   1,120
     Payroll related taxes          354     523
     Cenex Continental              975     975
     Other                           37       -
                                 ------  ------
     TOTAL                       $3,041  $2,618
                                 ======  ======

15.    COMMON STOCK

     At March 31, 2005 and December 31, 2004 the Company had 10,965,090 ordinary shares, issued and fully paid with a par value of $0.001 US dollar.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Group entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended March 31, 2005 and December 31, 2004.


16.    SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the periods ended March 31, 2005 and 2004 consisted of the following:

                                               2005     2004

                                             --------  -------
     Transportation costs                    $158,612  $26,520
     Commission                                 7,175       71
     Payroll and payroll related taxes          4,952   10,865
     Rent                                       3,659   23,054
     Customs fees                               3,648      547
     Fines                                        975        -
     Bank services                                679        2
     Taxes, other than income tax                 628      455
     Travel and promotion                         521        -
     Legal and professional services              216        -
     Other                                      3,592      733
                                             --------  -------
     TOTAL                                   $184,657  $62,247
                                             ========  =======


     Rent is payable for the office space leased from related parties in Cheliabinsk and New York. Rent price is not materially different from that which could have been negotiated with third party based on arms length terms.

17.    COMPENSATION

     Compensation expenses for the periods ended March 31, 2005 and 2004 consisted of the following:

                                              2005     2004

                                             -------  -------

     Fair value adjustment - executive
     compensation                            $19,389  $27,124
                                             -------  -------
     TOTAL                                   $19,389  $27,124
                                             =======  =======

     Fair value estimation of the Group's executive compensation expense for the periods ended March 31, 2005 and 2004 was performed based on the available market information on the comparable companies and subsequent employment agreements.

     Fair value adjustment on the executive compensation represents an excess of estimated fair value for services contributed over contractual salary and has been reflected as additional paid in capital.

18.    PROFESSIONAL FEES

     Professional fees for the periods ended March 31, 2005 and 2004 consisted of the following:

                                             2005     2004

                                           -------  -------
     Filing, other professional fees             -  $15,000
                                           -------  -------
     TOTAL                                       -  $15,000
                                           =======  =======


19.    RELATED PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Group has the ability to exercise a significant influence.

     Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

     For details of related party balances outstanding as of March 31, 2005 and December 31, 2004 see Notes 4, 7 and 12.


20.    COMMITMENTS AND  ONTINGENCIES

     LEASE COMMITMENTS - The Group's outstanding lease commitments as of March 31, 2005, are presented as follows:

                                           2004

                                          ------
               2005                       $5,749
                                          ------
               2006                            -
               2007                            -
               2008- 2009                      -
                                          ------
               TOTAL                      $5,749
                                          ======

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

     CURRENCY RISK - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates. The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total. Sales in excess of 20% to any one customer for the periods ended March 31, 2005 and 2004 were as follows:

                                   2005      2004
                                 --------  --------
     Yon Chou                    $594,204         -
     Snabresource LLC                   -  $415,182
     Other                              -   306,004
                                 --------  --------
     TOTAL                       $594,204  $721,186
                                 ========  ========


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITION AND OPERATIONS

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------


RESULTS OF OPERATIONS

Revenues recognized for the periods ended March 31, 2005 and 2004 amounted to $594,204 and $721,186. Cost of sales for the respective periods, 2005 and 2004, consisted mainly of purchased logs and transportation cost in amounts of $406,546 and $631,188.

The significant increase in sales for the three months ended March 31, 2005, in comparison with respective period 2004 was mostly due to the increased volumes of pine, larch, birch and plywood in amounts of 2,951 (2004: 2,570) cubic meters; 2,946 (2004: none) cubic meters, 994 (2004: none) and none (2004:
113,035) square meters, respectively, which translated into revenues of $219,845 (2004: $99,495), $195,241 (2004: $none), $179,118 (2004: none) and $none (2004:
$621,691),  respectively.

Cost of sales as of March 31, 2005 (2004) consisted primarily of pine, larch, birch and plywood purchase costs and transportation amounting to $154,294 (2004:
$82,185),  $122,280  (2004:  $none),  $129,972  (2004:  none)  and  $none (2004:
$549,003),  respectively.

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

In order to establish its reputation in the market, the Group had to provide attractive credit terms to suppliers and customers resulting in substantial prepayment and account receivable balances as of March 31, 2005 and December 31, 2004 in amounts of $136,207 and $226,949, respectively.

During the periods ended March 31, 2005 and 2004, we incurred total operating expenses of $204,438 and $104,557, respectively, consisting mainly of compensation ($19,389 and $27,124, respectively), professional fees ($none and $15,000, respectively) and sales, general and administrative expenses of ($185,049 and $62,247, respectively).

Compensation expense for the periods ended March 31, 2005 and 2004 consists of $19,389 and $27,124 of the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the periods ended March 31, 2005 and 2004 include primarily, transportation costs of $158,612 and $26,520, storage and office rent expense of $3,659, $23,054, commission for logistics services of $7,175 and $71, payroll and payroll related taxes of $4,952 and $10,865, customs fees of $3,648 and $547, respectively. Transportation costs for the three months ended March 31, 2005 increased substantially in comparison with the respective period of 2004 mostly due to the export operations started at the end of 2004.

Long term assets of the Group as of March 31, 2005 and December 31, 2004 were represented by the long term related party receivable and property, plant and equipment in amounts of $323,809 and $390,098 and $659 and $739, respectively.

In August 2004 the Group decided to dispose of its 51% shareholding in Siberian Wood LLC. As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note in the principal amount of $551,377, repayable in eight equal installments starting from September 30, 2005. The net recovered amount of the investment has been discounted at 3.165%, the estimated cost of capital as of March 31, 2004. The net discounted amount of $528,334 approximates what that could be negotiated with a third party based in an arms-length transaction terms.

Professional fees expenses for the periods ended March 31, 2005 and December 31, 2004, consists of filing and other professional fees of $none and $15,000, respectively. Professional fees were required to maintain the Group's status as a publicly traded company plus fees required to set-up the current infrastructure including the New York subsidiary Victoria Resources, Inc, Cyprus subsidiary Coptent Trading, Ltd and two Russian subsidiaries - Victoria Siberian Wood and Victoria Lumber.

Depreciation and amortization expense for the periods ended March 31, 2005 and 2004 amounted to $77 and $186, respectively.

Current liabilities of the Group as of March 31, 2005 and December 31, 2004 were mainly consisted of account payable in amount of $400,770 and $93,399, short term borrowings from related parties of $77,925 and $77,925 and other current liabilities of $3,041 and $2,618, respectively.

There  were no long term liabilities as of March 31, 2005 and December 31, 2004.

All accounts receivable as at March 31, 2005 and December 31, 2004 represented trade accounts receivables for the dispatched saw logs. Based on the contracts terms with customers and on the Group's management estimates no provision for the doubtful debt is required, all outstanding amounts are recoverable.

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

CAPITAL EXPENDITURES

As at March 31, 2005 and December 31, 2004 the Group did not have significant fixed assets as in 2005 and 2004 it operated solely as a trader and not a producer.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Group has financed its operations from private financing. The Group began operations in 2003 and 2004 through its' subsidiary businesses, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd. The Group anticipates continuing losses in the near future while Victoria Lumber establishes operations in Russia. As of March 31, 2005 and December 31, 2004 the Group had total current assets of $959,652 and $586,860 and total current liabilities of $487,997 and $185,412, respectively. As of March 31, 2005 and December 31, 2004, the Group had cash balances of $45,796 and $14,752 and a working capital surplus of $471,655 and $401,448 and, respectively.

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


CASHFLOW

Cash, provided by (used in) operating activities for the three months ended March 31, 2005 and 2004 amounted to $32,191 and $(313,398), respectively. Cash inflow for the three months ended March 31, 2005 was primarily caused by the decrease in prepaid expenses and other current assets of $90,742 and increase in accounts payable of $279,175. Cash outflow for the 3 month ended March 31, 2004 was primarily caused by the increase in inventories of $240,192, accounts receivable of $43,008 and VAT receivable, other taxes prepaids of $55,974.

Factors contributing into the increase of cash provided by financing activity during three months ended March 31, 2004 were increase in proceeds on loans from related parties in the amount of $32,954.

For the three month ended March 31, 2004 the Group used $28,767 and $3,283 in investing activities to purchase short-term investments and give short term loans, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

LIMITED PUBLIC MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of July 8, 2005 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Group or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

In 2004 the Group started trading to China. However, the future success of the Group will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Group will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Group's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings to the same extent as the laws of the United States. The Group has taken steps to mitigate these risks through joint ventures with domestic Russian companies, but there can be no assurance in the adequacy of these protection measures.

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


ITEM  4.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of March 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

PART II.

ITEM  1.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM  6.  EXHIBITS  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM  8-K

REPORTS  ON  FORM  8-K

A current report on Form 8K Item 4.01: Changes in the Company's Certifying Accountants was filed on April 26, 2005.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Review Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the three months ended March 31, 2005.

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended March 31, 2005 and December 31, 2004

Consolidated  Statements  of  Operations  and Comprehensive Loss for the periods ended  March  31,  2005  and  2004

Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and 2004

Notes to the Consolidated Financial Statements for the three month ended March 31, 2005 and 2004 and the year ended December 31, 2004

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


* Previously filed as an exhibit to the Company's Form 10-KSB filed on August 15, 2003

MATERIAL CONTRACTS

The following is a description of contracts that we and/or our subsidiaries have been a party to since January 1, 2004, and are or may be material to our business:

2005
     1.   Commission  Agreement  #  21  between  "Coptent  Trading",  LTD  and
          "Exintra",  LLC,  entered  into  July  23,  2004.
     2. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra", LLC, entered into October 27, 2004.
     3. Commission Agreement #23 between "Coptent Trading", LTD and "Chtaleskholding", JSC, entered into August 11, 2004.
     4.   Railroad  Services  Supplier  #25 Agreement between "Coptent Trading",
          LTD  and  "DeltaTransCentr",  LLC,  entered  into  July  27,  2004.
     5. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and Yon Chou, entered into July 26, 2004.
     6. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and Yon Chou, entered into November 1, 2004.
     7. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     8. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     9. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     10.  Commission  Agreement  #34  between  "Victoria  Lumber",  LLC  and
          "Baikellesoexport",  CJSC,  entered  into  July  29,  2004.
     11. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     12. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     13. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.
     14. Commission agreement #43 between "Victoria Lumber, LLC" and "Lesholding", LLC, entered into September 9, 2004.
     15. Purchase agreement #YCH-04/888(33) between "Coptent Trading", LTD and "Lesholding", LLC, entered into September 9, 2004.

2004 -
     16.  Commission  Agreement  #  21  between  "Coptent  Trading",  LTD  and
          "Exintra",  LLC,  entered  into  July  23,  2004.
     17. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra", LLC, entered into October 27, 2004.
     18. Commission Agreement #23 between "Coptent Trading", LTD and "Chtaleskholding", JSC, entered into August 11, 2004.
     19.  Railroad  Services  Supplier  #25 Agreement between "Coptent Trading",
          LTD  and  "DeltaTransCentr",  LLC,  entered  into  July  27,  2004.
     20. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and Yon Chou, entered into July 26, 2004.
     21. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and Yon Chou, entered into November 1, 2004.
     22. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     23. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     24. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     25.  Commission  Agreement  #34  between  "Victoria  Lumber",  LLC  and
          "Baikellesoexport",  CJSC,  entered  into  July  29,  2004.
     26. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     27. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     28. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.



* CERTAIN PARTS OF THIS DOCUMENT HAVE NOT BEEN DISCLOSED AND HAVE BEEN FILED SEPARATELY WITH THE SECRETARY, SECURITIES AND EXCHANGE COMMISSION, AND IS SUBJECT TO A CONFIDENTIAL TREATMENT REQUEST PURSUANT TO RULE 24B-2 OF THE SECURITIES ACT OF 1934.


SUBSIDIARIES:

2005
Victoria Resources, Inc
Victoria Lumber, LLC
Coptent Trading, Ltd


2004:

Victoria Resources Inc.
Victoria Lumber LLC
Victoria Siberian Wood, LLC
Coptent Trading, Ltd

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August  5,  2005                    Victoria Industries, Inc.


                                           --------------------------------
                                           Albert Abdoulline
                                           President