Form 10QSB
period 2005-06-30
VICTORIA INDUSTRIES INC
filed 2005-10-07
CIK 1111118

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

                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2005

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
Yes        No   X
    ---        ---

Indicate the number of shares outstanding of each of the issuer`s classes of common stock , as of the latest practicable date:
Common Stock, $0.001 par value                       10,965,090
            (Class)                      (Outstanding as of October 7, 2005)

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

              Consolidated Balance Sheets - June 30, 2005 and December 31, 2004. . . . .

              Consolidated Statements of Operations and Comprehensive Loss -
              or the six months ended June 30, 2005   and 2004 . . . . . . . . . . . . .

              Consolidated Statements of Changes in Stockholder's Equity
              (Capital Deficit) - June 30, 2005 and December 31, 2004. . . . . . . . . .

              Consolidated Statements of Cash Flows -
              for the six months ended June 30, 2005 and 2004. . . . . . . . . . . . . .

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

PART II.  OTHER INFORMATION

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

Item 5.       Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

                                                                                    VICTORIA INDUSTRIES, INC.
                                                                                  CONSOLIDATED BALANCE SHEETS
                                                                                    (EXPRESSED IN US DOLLARS)
                                                                                                    UNAUDITED

     --------------------------------------------------------------------------------------------------------

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2005           2004
                                                                               --------------  --------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents (Note 5)                                         $      15,055   $      14,752
    Accounts receivable (Note 6)                                                     742,142         120,453
    Related party receivable - current portion (Note 7)                              203,573         134,137
    VAT receivable and other taxes prepaid                                           221,488          54,248
    Inventories (Note 8)                                                             153,855          36,321
    Prepayments and other current assets (Note 9)                                     27,514         226,949
    Deferred tax asset (Note 10)                                                          38               -

                                                                               --------------  --------------
      Total current assets                                                         1,363,665         586,860

Property, plant and equipment, net (Note 11)                                             561             739
Related party receivable (Note 7)                                                    328,894         390,098

                                                                               --------------  --------------
TOTAL ASSETS                                                                   $   1,693,120   $     977,697
                                                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short term borrowings from related parties (Note 12)                       $      77,925   $      77,925
    Short term bank loans (Note 13)                                                   20,359               -
    Accounts payable (Note 14)                                                       724,619          93,399
    Taxes payable                                                                     16,426             275
    Other current liabilities (Note 15)                                                2,803           2,618
    Deferred tax liability (Note 10)                                                       -          11,195

                                                                               --------------  --------------
      Total current liabilities                                                      842,132         185,412

Commitments and Contingencies (Note 21)


STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 10,965,090 shares issued and outstanding          10,965          10,965
    (Note 16)
    Additional paid-in capital                                                     1,788,684       1,749,878
    Accumulated deficit                                                             (948,212)       (980,279)
    Accumulated other comprehensive loss - foreign currency                             (449)         11,721

                                                                               --------------  --------------
Total stockholders' equity                                                           850,988         792,285

                                                                               --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $1,693,120   $     977,697
                                                                               ==============  ==============

                                                    VICTORIA INDUSTRIES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                              (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                    UNAUDITED

     ------------------------------------------------------------------------

                                                    FOR THE PERIODS ENDED
                                                  JUNE 30,        JUNE 30,
                                                    2005            2004
                                               --------------  --------------
REVENUES                                       $   1,810,990   $   1,427,906

COST OF SALES                                     (1,426,411)     (1,278,165)
                                               --------------  --------------

                                                     384,579         149,741

OPERATING EXPENSES
Sales, general and administrative (Note 17)         (282,434)       (126,287)
Compensation (Note 18)                               (38,806)        (54,106)
Professional fees (Note 19)                                -         (22,567)
Depreciation and amortization                              -            (324)
                                               --------------  --------------
                                                    (321,240)       (203,284)


OPERATING GAIN (LOSS)                                 63,339         (53,543)

OTHER INCOME (EXPENSE)
Interest income (expense), net                         7,219               -
Other expense, net                                   (30,523)        (11,714)
                                               --------------  --------------

GAIN (LOSS) BEFORE TAX AND MINORITY INTEREST          40,035         (65,257)

FOREIGN INCOME TAX (Note 10)                          (7,968)         (5,096)

MINORITY INTEREST                                          -          13,914
                                               --------------  --------------

NET GAIN (LOSS)                                       32,067         (56,439)
                                               --------------  --------------

Other comprehensive loss
  Foreign currency translation gain (loss)           (12,170)         31,217
                                               --------------  --------------

COMPREHENSIVE LOSS                             $      19,897   $     (25,222)
                                               ==============  ==============

BASIC DILLUTED GAIN (LOSS) PER SHARE           $      (0.003)  $       (0.01)
  From Continuing operations

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        10,965,090      10,965,090

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

     ----------------------------------------------------------------------------------------------------------------------------

                                               COMMON STOCK       ADDITIONAL     ACCUMULATED     ACCUMULATED         TOTAL
                                                                   PAID-IN         OTHER          (DEFICIT)       STOCKHOLDERS'
                                                                   CAPITAL     COMPREHENSIVE                         EQUITY
                                             SHARES     AMOUNT                     (LOSS)                      (CAPITAL DEFICIT)
                                           ----------  ---------  -----------  ---------------  -------------  ------------------

DECEMBER 31, 2003                          10,965,090  $  10,965  $ 1,650,022  $      (33,924)  $   (887,958)  $         739,105

Contributed services                                -          -       99,856               -              -              99,856
Comprehensive (loss) for the year                   -          -            -          45,645              -              45,645
Net loss for the year                               -          -            -               -        (92,321)            (92,321)
                                           ----------  ---------  -----------  ---------------  -------------  ------------------

DECEMBER 31, 2004                          10,965,090  $  10,965    1,749,878          11,721       (980,279)            792,285

Contributed services (Note 18)                      -          -       38,806               -              -              38,806
Comprehensive gain (loss) for the period            -          -            -         (12,170)             -             (12,170)
Net loss for the period                             -          -            -               -         32,067              32,067

                                           ----------  ---------  -----------  ---------------  -------------  ------------------
JUNE 30, 2005                              10,965,090  $  10,965  $ 1,788,684  $         (449)  $   (924,212)  $         850,988
                                           ==========  =========  ===========  ===============  =============  ==================

     ----------------------------------------------------------------------------------------------------------------------------

                                                                                  VICTORIA INDUSTRIES, INC.
                                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                  (EXPRESSED IN US DOLLARS)
                                                                                                  UNAUDITED

     ------------------------------------------------------------------------------------------------------
                                                                                  FOR THE PERIODS ENDED
                                                                                 JUNE 30,       JUNE 30,
                                                                                   2005           2004
                                                                               -------------  -------------
CASH USED IN OPERATING ACTIVITIES:
          Net income (loss) from continuing operations for the period          $     32,067   $    (56,439)
          Adjustments to reconcile net income (loss) from continuing operations to net cash in operating activities:
            Minority interest                                                             -        (10,023)
            Contributed services by shareholders                                     38,806         54,106
            Deferred tax expense (gain)                                             (11,233)         2,689
            Loss on disposal of fixed assets                                            178            394
            Depreciation                                                                  -            324

          Changes in current assets and liabilities:
            Net accrued interest income (expense), net                               (7,219)             -
            (Increase) in accounts receivable                                      (621,689)      (246,045)
            (Increase) decrease in prepaid expenses and other current assets         98,390         11,711
            (Increase) in inventories                                              (117,534)       (94,114)
            (Increase) in VAT receivable and other taxes prepaids                   (66,195)       (24,573)
            Increase (decrease) in accounts payable                                 648,093         40,005
            Increase in taxes payable                                                16,151         17,891
            Increase in other accounts payable                                      (17,701)           601
                                                                               -------------  -------------
NET CASH FLOW FROM OPERATING ACTIVITY                                                (7,886)      (303,473)

CASH PROVIDED BY FINANCING ACTIVITIES:
          Proceeds on loans from related parties                                          -         64,904
                                                                               -------------  -------------
NET CASH FLOW FROM FINANCING ACTIVITY                                                     -         64,904

CASH USED IN INVESTING ACTIVITY:
          Short term loans prepaid (given)                                           20,359         29,585
          Promissory notes purchased                                                      -        (28,168)
                                                                               -------------  -------------
NET CASH FLOW FROM INVESTING ACTIVITY                                                20,359          1,417

                                                                               -------------  -------------
Effect of exchange rate changes                                                     (12,170)        31,217
                                                                               -------------  -------------

INCREASE (DECREASE) IN CASH:                                                            303       (205,935)
CASH, AT THE BEGINNING OF THE PERIOD                                                 14,752        333,236

                                                                               -------------  -------------
CASH, AT THE END OF THE PERIOD                                                 $     15,055   $    127,301
                                                                               =============  =============

(1) Income Tax paid in the amount of $19,201 and $2,407 for the six months ended June 30, 2005 and 2004, respectively.

1    NATURE OF BUSINESS

     Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

     The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Group") as of June 30, 2005 and December 31, 2004 were as follows:

     OPERATING ENTITY              PRINCIPAL ACTIVITY      COUNTRY OF    JUNE 30,   DECEMBER 31,
                                                          INCORPORATION    2005         2004
                                                                                CONTROL %
     -------------------------  ------------------------  -------------  ---------  -------------
     Victoria Industries, Inc.  Holding company           United States         -              -
                                                          of America

     Victoria Resources, Inc.   Marketing and             United States       100%           100%
                                distribution of forestry  of America
                                products

     Victoria Lumber, LLC       Marketing and             Russian             100%           100%
                                distribution of forestry  Federation
                                products

     Victoria Siberian Wood,    Marketing and             Russian               -              -
     LLC                        distribution of forestry  Federation
                                products

     Coptent Trading            Marketing and             Cyprus              100%           100%
     Limited                    distribution of forestry
                                products


     The principal executive office of the Group is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Group is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation.

     The number of employees of the Group at June 30, 2005 and December 31, 2004 was 12 and 10, respectively.

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

     The prevailing exchange rates at June 30, 2005 and December 31, 2004 were approximately 1 U.S. dollar to 28.67 and 27.7487, Russian rubles, respectively. For the periods ended June 30, 2005 and 2004, the average exchange rate for 1U.S. dollar was 28.8, 28.6278, Russian rubles, respectively.

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

     In February 2004 the Group and minority shareholder, Tomlesprominvest LLC, registered the increase in Victoria Sibwood, LLC share capital up to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Group contributed an additional $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholder did not contribute their share of the additional capital increasing Group's actual shareholding to 67%.

     In August 2004 the Group decided to terminate its interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Group transferred its 51% shareholding at the amount of total equity invested adjusted to the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs (See Note 7). This transaction has been valued at the discounted amount of future receivable and net affect on disposal was reflected as of December 31, 2004.

     Net assets of the Siberian Wood LLC as of June 30, 2004 were comprised as follows:

                                               JUNE 30,
                                                 2004
                                              ----------
     Cash                                     $  36,144
     Accounts receivable                        581,131
     Inventory                                  183,028
     Property, plant and equipment                3,409
     Other accounts receivable                    2,489
     Accounts payable and other liabilities     (23,248)
                                              ----------

     100% of Net Assets                         782,953

     67% of Net Assets                          524,235


     Less Related party receivable (Note 11)
         At cost                                551,377
         Net of imputed interest at 3.165%      (27,142)
                                              ----------
                                                524,235

                                              ----------
       NET GAIN ON DISPOSAL OF SIBERIAN WOOD          -
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

5.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of June 30, 2005 and December 31, 2004 consisted of the following:

                             2005     2004

                            -------  -------
     Cash in banks, in USD  $ 6,371  $10,745
                            -------  -------
     Cash in banks, in RUR    8,684    4,007
                            -------  -------
     TOTAL                  $15,055  $14,752
                            =======  =======


6.   ACCOUNTS RECEIVABLE

     Accounts receivable as of June 30, 2005 and December 31, 2004 consisted of the following:

                        2005      2004

                      --------  --------
     Finrost          $276,858         -
     Exintra           241,601         -
     Yon Chou          208,930  $  9,546
     Lesholding          9,364    22,163
     DOK # 15            4,437     8,188
     Chitalesholding       952         -
     Dekra                   -    58,933
     Levita                  -    14,415
     Baikallesexport         -     5,406
     Arhipelag               -     1,802
                      --------  --------
     TOTAL            $742,142  $120,453
                      ========  ========

7.   RELATED PARTY RECEIVABLE

     In August 2004 the Group decided to dispose of its shareholding in Siberian Wood LLC (See Note 4). As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note, $551,377, repayable as follows:

                                       AT COST         AT NET
                                                    PRESENT VALUE
                                                      JUNE 30,
                                                        2005
                                   --------------  --------------
               September 30, 2005  $       68,922  $       68,387
               December 31, 2005           68,922          67,856
               March 31, 2006              68,922          67,330
                                   --------------  --------------
               CURRENT PORTION            206,766         203,573

               June 30, 2006               68,922          66,807
               September 30, 2005          68,922          66,289
               December 31, 2005           68,922          65,775
               March 31, 2006              68,922          65,264
               June 30, 2006               68,923          64,759
                                   --------------  --------------
               LONG TERM PORTION          344,611         328,894

                                   --------------  --------------
               TOTAL               $      551,377  $      532,467
                                   ==============  ==============

     The net recovered amount of the investment has been discounted approximately at 3%, the estimated cost of capital as of June 30, 2005. The net discounted amount of $532,467 is equal to the Company's share in net assets of Siberian Wood LLC and approximates the Company's total investment in the venture.

     The Company believes this approximation equals to what that could be negotiated with the third party based on arms-length transaction terms.


8.   INVENTORIES

     Inventories as of June 30, 2005 and December 31, 2004 consisted of the following:

                                       2005     2004
                                     --------  -------
     Hardwood lumber                 $153,855  $36,321
                                     --------  -------
     TOTAL                           $153,855  $36,321
                                     ========  =======

     As of June 30, 2005 and December 31, 2004 hardwood lumber was valued at the lower of specific identification cost or market.


9.   PREPAYMENTS AND OTHER CURRENT ASSETS

     Prepayments and other current assets as of June 30, 2005 and December 31, 2004 consisted of the following:

                                              2005      2004

                                            --------  --------
     Lesholding - lumber prepayment           14,204         -
     Vailieva - lumber prepayment              6,976         -
     Chitalesholding - prepayment              2,744  $126,689
     Exintra - lumber prepayment               1,417    37,977
     Yon Chou - lumber prepayment                  -    48,386
     Deltatransservice - lumber prepayment         -       914
     Other                                     2,173    12,983
                                            --------  --------
     TOTAL                                  $ 27,514  $226,949
                                            ========  ========


10.  INCOME TAX

     The Group's provision for income tax for the periods ended June 30, 2005 and 2004 were as follows:

                                    2005      2004

                                  ---------  ---------

     Current tax                  $ 19,201      $2,407
     Deferred tax expense (gain)   (11,233)      2,689
                                  ---------  ---------
     TOTAL INCOME TAX CREDIT      $  7,968   $   5,096
                                  =========  =========

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the period in the Group's deferred tax position is as follows:

                                                      2005       2004

                                                    ---------  ---------
     Net asset (liability) at the beginning of the  $(11,195)  $  1,298 period
     Charged to (expense) income for the period       11,157    (12,493)
                                                    ---------  ---------
     NET (LIABILITY) ASSET AT THE END OF THE
     PERIOD                                         $     38   $(11,195)
                                                    =========  =========

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at June 30, 2005 and December 31, 2004 is presented below:

                                             2005      2004

                                          ---------  ---------
     DEFERRED TAX ASSETS
       Deferred expenses written off             38  $  1,552
       Difference in depreciable value of
       property, plant and equipment              -        38
                                          ---------  ---------
     TOTAL                                       33     1,590
     DEFERRED TAX LIABILITIES
       Accounts receivable accruals               -   (12,785)
                                          ---------  ---------
     NET DEFERRED TAX ASSET (LIABILITY)   $      38  $(11,195)
                                          =========  =========

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Group's income statement:

                                       2005       2004

                                     ---------  ---------
(Loss) income before income tax and
 minority interest                   $ 40,035   $(65,257)
Theoretical income tax (benefit) at
statutory rate                         13,612    (22,187)
Adjustments due to:
    Non deductible fair value
    compensation adjustment            13,194     18,396
    Other permanent differences       (18,838)     8,887
                                     ---------  ---------
INCOME TAX EXPENSE                   $  7,968   $  5,096
                                     =========  =========

     At June 30, 2005 and December 31, 2004 the Group had a net operating loss carry forward for purposes of US federal income tax of approximately $41,500 and $50,000. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forwards expire in 2024 and 2023, respectively.


11.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of June 30, 2005 and December 31, 2004 consisted of the following:

                                2005     2004

                               -------  -------
     Computer equipment        $1,193   $1,233
     Accumulated Depreciation    (632)    (494)
                               -------  -------
     NET BOOK VALUE            $  561   $  739
                               =======  =======


12.  SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties as of June 30, 2005 and December 31, 2004 consisted of the following:

                                              2005     2004

                                             -------  -------
     Advances from the current shareholders  $62,925  $62,925
     Former directors                         15,000   15,000
                                             -------  -------
     TOTAL                                   $77,925  $77,925
                                             =======  =======

     Advances from the shareholders as of June 30, 2005 and December 31, 2004 in the amount of $62,925 represents non interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

     Borrowings from the former directors outstanding as of June 30, 2005 and December 31, 2004 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.

13.  SHORT TERM BANK LOANS

     Short-term bank loans as of June 30, 2005 and December 31, 2004 consisted of the following:

                                %, CURRENCY   6/30/2005   12/31/2004

                                ------------  ----------  ----------
                                16%, Russian
Sberbank                            Rubles    $   20,359           -

                                              ----------  ----------
TOTAL DATED APR. 22, 2005
DUE OCTOBER 19, 2005                          $   20,359           -
                                              ==========  ==========

     The short term loan from Sberbank outstanding as at June 30, 2005 is secured by the third parties guarantees. Proceeds of the loans were used mainly for immediate working capital requirements.

     Interest expense for the six months ended June 30, 2005 was accrued in the amount of $1,013 which represented the interest rate of 16% per annum.

14.  ACCOUNTS PAYABLE

     Accounts payable as of June 30, 2005 and December 31, 2004 consisted of the following:

                                        2005     2004

                                      --------  --------

     Techkomservice - lumber payable  $615,778         -
     Exintra - commission payable       54,492  $ 42,693
     BDO - Seidman - consulting fees    13,273    13,273
     Thomas Brown - legal fees           3,600    16,763
     BDO Dunwoody - audit fees               -    15,383
     Other                              37,476     5,287
                                      --------  --------
     TOTAL                            $724,619  $ 93,399
                                      ========  ========

15.  OTHER CURRENT LIABILITIES

     Other payables as of June 30, 2005 and December 31, 2004 consisted of the following:

                             2005    2004

                            ------  ------
     Payroll                $2,412  $1,120
     Payroll related taxes     244     523
     Other                     147     975
                            ------  ------
     TOTAL                  $2,803  $2,618
                            ======  ======

16.  COMMON STOCK

     At June 30, 2005 and December 31, 2004 the Company had 10,965,090 ordinary shares, issued and fully paid with a par value of $0.001 US dollar.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Group entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the periods ended June 30, 2005 and December 31, 2004.

17.  SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the periods ended June 30, 2005 and 2004 consisted of the following:

                                          2005      2004

                                        --------  --------
     Transportation costs               $198,357  $ 55,344
     Customs fees                         40,459       695
     Rent                                 15,093    46,763
     Commission                           13,404         -
     Payroll and payroll related taxes     9,928    21,487
     Bank services                         1,841       313
     Legal and professional services       1,567       348
     Taxes, other than income tax          1,268     1,008
     Travel and promotion                    517         -
     Other                                     -       329
                                        --------  --------
     TOTAL                              $282,434  $126,287
                                        ========  ========

     Rent is payable for the office space leased from related parties in Cheliabinsk and New York. The rent price is not materially different from that which could have been negotiated with third party based on arms length terms.


18.  COMPENSATION

     Compensation expenses for the periods ended June 31, 2005 and 2004 consisted of the following:


                                         2005     2004

                                        --------  -------
     Fair value adjustment - executive  $ 38,806  $54,106
     compensation
                                        --------  -------
     TOTAL                              $ 38,806  $54,106
                                        ========  =======

     Fair value estimation of the Group's executive compensation expense for the periods ended June 30, 2005 and 2004 was performed based on the available market information on the comparable companies and subsequent employment agreements.

     Fair value adjustment on the executive compensation represents an excess of estimated fair value for services contributed over contractual salary and has been reflected as additional paid in capital.

19.  PROFESSIONAL FEES

     Professional fees for the periods ended June 30, 2005 and 2004 consisted of the following:

                                       2005     2004

                                      -------  -------
     Filing, other professional fees        -  $22,567
                                      -------  -------
     TOTAL                                  -  $22,567
                                      -------  -------

20.  RELATED PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Group has the ability to exercise a significant influence.

     Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

     For details of related party balances outstanding as of June 30, 2005 and December 31, 2004 see Notes 4, 7 and 12.

21.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Group's outstanding lease commitments as of June 30, 2005, are presented as follows:

                            2005

                           ------
               2005        $3,488
               2006             -
               2007             -
               2008- 2009       -
                           ------
               TOTAL       $3,488
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

22.  RISK MANAGEMENT POLICIES

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

     CURRENCY RISK - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     Sales in excess of 20% to any one customer for the periods ended June 30, 2005 and 2004 were as follows:

                          2005        2004

                       ----------  ----------

     Yon Chou          $1,378,849           -
     Snabresource LLC           -  $  719,412
     FinRost              239,556           -
     Other                192,585     708,494
                       ----------  ----------
     TOTAL             $1,810,990  $1,427,906
                       ==========  ==========

     Customers are Russian and Chinese operating companies involved in construction and lumber trading.

     INTEREST RATE RISK - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments.

     Currently, the Group management approach to the interest risk limitation is borrowing at fixed rates.

23.  CONCENTRATION OF BUSINESS RISK

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITION AND OPERATIONS

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

RESULTS OF OPERATIONS

Revenues recognized for the periods ended June 30, 2005 and 2004 amounted to $1,810,990 and $1,427,906. Cost of sales for the respective periods, 2005 and 2004, consisted mainly of purchased logs and transportation cost in amounts of $1,426,411 and $1,278,165.

The significant increase in sales for the six months ended June 31, 2005, in comparison with respective period 2004 was mostly due to the increased volumes of pine, larch, birch, silver fur and plywood in amounts of 4,323 (2004: 2,570) cubic meters; 7,944 (2004: 2,547) cubic meters, 4,082 (2004: none), none (2004:
985) and 12,809 (2004: 156,868) square meters, respectively, which translated into revenues of $381,985 (2004: $99,031), $545,804 (2004: $27,818), $808,685
(2004:  $none),  $none  (2004:  $54,803)  and  $74,516  (2004:  $1,246,254), respectively.

Cost of sales as of June 30, 2005 (2004) consisted primarily of pine, larch, birch, silver fur and plywood purchase costs and transportation amounting to $281,199 (2004: $81,802), $416,922 (2004: $26,449), $657,590 (2004: $none),
$none (2004: $44,738) and $70,700 (2004: $1,125,176), respectively.

In order to establish its reputation in the market, the Group had to provide attractive credit terms to suppliers and customers resulting in substantial account receivable balances as of June 30, 2005 and December 31, 2004 in amounts of $742,142 and $120,453, respectively.

During the periods ended June 30, 2005 and 2004, we incurred total operating expenses of $321,240 and $203,284, respectively, consisting mainly of compensation ($38,806 and $54,106, respectively), professional fees ($none and $22,567, respectively) and sales, general and administrative expenses of ($282,434 and $126,287, respectively).

Compensation expense for the periods ended June 30, 2005 and 2004 consists of $38,806 and $54,106 of the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the periods ended June 30, 2005 and 2004 include primarily, transportation costs of $198,357 and $55,344, storage and office rent expense of $15,093 and $46,763, commission for logistics services of $13,404 and $none, payroll and payroll related taxes of $9,928 and $21,487, customs fees of $40,459 and $695, respectively. Transportation costs for the six months ended June 30, 2005 increased substantially in comparison with the respective period of 2004 mostly due to the significant export operations started at the end of 2004.

Long term assets of the Group as of June 30, 2005 and December 31, 2004 were represented by the long term related party receivable and property, plant and equipment in amounts of $328,894 and $390,098 and $561 and $739, respectively.

In August 2004 the Group decided to dispose of its 51% shareholding in Siberian Wood LLC. As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note in the principal amount of $551,377, repayable in eight equal installments starting from September 30, 2005. The net recovered amount of the investment has been discounted at 3.165%, the estimated cost of capital as of March 31, 2004. The net discounted amount of $532,467 approximates what that could be negotiated with a third party based in an arms-length transaction terms.

Professional fees expenses for the periods ended June 30, 2005 and 2004, consists of filing and other professional fees of $none and $22,567, respectively. Professional fees were required to maintain the Group's status as a publicly traded company plus fees required to set-up the current infrastructure including the New York subsidiary Victoria Resources, Inc, Cyprus subsidiary Coptent Trading, Ltd and Russian subsidiary -Victoria Lumber.

Depreciation and amortization expense for the periods ended June 30, 2005 and 2004 amounted to $none and $324, respectively.

Current liabilities of the Group as of June 30, 2005 and December 31, 2004 were mainly consisted of account payable in amount of $724,619 and $93,399, short term borrowings from related parties of $77,925 and $77,925 and other current liabilities of $2,803 and $2,618, respectively. Significant increase in accounts payable is due to the extended operations resulted in increased amounts of saw logs purchased and dispatched to customers.

There  were  no long term liabilities as of June 30, 2005 and December 31, 2004.

All accounts receivable as at June 30, 2005 and December 31, 2004 represented trade accounts receivables for the dispatched saw logs. Based on the contracts terms with customers and on the Group's management estimates no provision for the doubtful debt is required, all outstanding amounts are recoverable.

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

CAPITAL EXPENDITURES

As at June 30, 2005 and December 31, 2004 the Group did not have significant fixed assets as in 2005 and 2004 it operated solely as a trader and not a producer.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Group has financed its operations from private financing. The Group began operations in 2003 and 2004 through its' subsidiary businesses, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd. The Group anticipates cessation of continuing losses in the near future while Victoria Lumber establishes operations in Russia. As of June 30, 2005 and December 31, 2004 the Group had total current assets of $1,363,665 and $586,860 and total current liabilities of $842,132 and $185,412, respectively. As of June 30, 2005 and December 31, 2004, the Group had cash balances of $15,055 and $14,752 and a working capital surplus of $521,533 and $401,448 and, respectively.

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

CASHFLOW

Cash, used in operating activities for the six months ended June 30, 2005 and 2004 amounted to $7,886 and $303,473, respectively. Cash outflow for the six months ended June 30, 2005 and 2004 was primarily caused by the increase in accounts receivable of $621,689 (2004: $246,045), inventories of $117,534 (2004:
$94,114), VAT receivable of $66,195 (2004: $24,573) and decrease in accounts payable of $17,701 (2004: increase of $601), respectively.

Cash provided by financing activity during six months ended June 30, 2004 was due to proceeds on loans from related parties in the amount of $64,904.

For the six months ended June 30, 2004 the Group used $28,168 in investing activities to purchase short-term investments and received $20,359 and $29,585 in the form of short term loans.

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

LIMITED PUBLIC MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of October 7, 2005 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Group or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of June 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM  6.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

REPORTS ON FORM 8-K

A current report on Form 8K/A Item 4.01: Changes in the Company's Certifying Accountants was filed on June 9, 2005.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Review Report of Independent Registered Public Accounting Firm - John Braden and Co., P.C. for the six months ended June 30, 2005.

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended June 30, 2005 and December 31, 2004

Consolidated Statements of Operations and Comprehensive Loss for the periods ended June 30, 2005 and 2004

Consolidated  Statements  of  Cash Flows for the periods ended June 30, 2005 and
2004

Notes to the Consolidated Financial Statements for the six month ended June 30, 2005 and 2004 and the year ended December 31, 2004

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


* Previously filed as an exhibit to the Company's Form 10-KSB filed on August 18, 2003

MATERIAL CONTRACTS

The following is a description of contracts that we and/or our subsidiaries have been a party to since January 1, 2004, and are or may be material to our business:

2005
     1. Customer Agreement #F-V-05-2005 between "Victoria Lumber", LLC and "FinRost", LLC, entered into May 2, 2005.
     2.   Commission  Agreement  #  21  between  "Coptent  Trading",  LTD  and
          "Exintra",  LLC,  entered  into  July  23,  2004.
     3. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra", LLC, entered into October 27, 2004.
     4. Commission Agreement #23 between "Coptent Trading", LTD and "Chtaleskholding", JSC, entered into August 11, 2004.
     5.   Railroad  Services  Supplier  #25 Agreement between "Coptent Trading",
          LTD  and  "DeltaTransCentr",  LLC,  entered  into  July  27,  2004.
     6. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and Yon Chou, entered into July 26, 2004.
     7. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and Yon Chou, entered into November 1, 2004.
     8. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     9. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     10. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     11.  Commission  Agreement  #34  between  "Victoria  Lumber",  LLC  and
          "Baikellesoexport",  CJSC,  entered  into  July  29,  2004.
     12. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     13. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     14. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.
     15. Commission agreement #43 between "Victoria Lumber, LLC" and "Lesholding", LLC, entered into September 9, 2004.
     16. Purchase agreement #YCH-04/888(33) between "Coptent Trading", LTD and "Lesholding", LLC, entered into September 9, 2004.

     17. Purchase agreement #24 between "Victoria Lumber", LLC and "Techkomservice", LLC, entered into June 25, 2004.


2004 -
     18.  Commission  Agreement  #  21  between  "Coptent  Trading",  LTD  and
          "Exintra",  LLC,  entered  into  July  23,  2004.
     19. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra", LLC, entered into October 27, 2004.
     20. Commission Agreement #23 between "Coptent Trading", LTD and "Chitaleskholding", JSC, entered into August 11, 2004.
     21.  Railroad  Services  Supplier  #25 Agreement between "Coptent Trading",
          LTD  and  "DeltaTransCentr",  LLC,  entered  into  July  27,  2004.
     22. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and Yon Chou, entered into July 26, 2004.
     23. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and Yon Chou, entered into November 1, 2004.
     24. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     25. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     26. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     27.  Commission  Agreement  #34  between  "Victoria  Lumber",  LLC  and
          "Baikellesoexport",  CJSC,  entered  into  July  29,  2004.
     28. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     29. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     30. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.


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

Date: October 7, 2005                    Victoria Industries, Inc.



                                         ---------------------------------
                                         Albert Abdoulline
                                         President