Form 10QSB
period 2005-09-30
VICTORIA INDUSTRIES INC
filed 2005-11-15
CIK 1111118

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


                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2005

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
Yes        No   X
     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of the latest practicable date:

Common Stock, $0.001 par value                          10,965,090
           (Class)                         (Outstanding as of November 14, 2005)

                                 VICTORIA INDUSTRIES, INC. FORM
                                             10-QSB
                                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                            Page
                                                                                           ----
Item 1.   Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . .

          Consolidated Balance Sheet - September 30, 2005 and December 31, 2004 . . . . .

          Consolidated Statement of Operations and Comprehensive Income (Loss) - for the
          nine months ended September 30, 2005 and 2004 . . . . . . . . . . . . . . . . .

          Consolidated Statement of Changes in Stockholder's Equity (Capital Deficit) -
          September 30, 2005 and December 31, 2004. . . . . . . . . . . . . . . . . . . .

          Consolidated Statement of Cash Flows - for the nine months ended September 30,
          2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

          Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . . .

Item 2.   Management's Discussion and Analysis of Principal Condition and Operations. . .

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . .

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . .

Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . .

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

                                                                       VICTORIA INDUSTRIES, INC.
                                                                      CONSOLIDATED BALANCE SHEET
                                                                       (EXPRESSED IN US DOLLARS)
                                                                                       UNAUDITED
------------------------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2005             2004
                                                                 ---------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 5)                             $        6,209   $      14,752
  Accounts receivable (Note 6)                                          467,536         120,453
  Related party receivable - current portion (Note 7)                   270,381         134,137
  Taxes receivable (Note 8)                                             263,083          54,248
  Inventories (Note 9)                                                  262,039          36,321
  Prepayments and other current assets (Note 10)                        274,803         226,949
  Deferred tax asset (Note 11)                                            4,310               -

                                                                 ---------------  --------------
    Total current assets                                              1,548,361         586,860

Property, plant and equipment, net (Note 12)                              1,398             739
Related party receivable (Note 7)                                       197,329         390,098

                                                                 ---------------  --------------
TOTAL ASSETS                                                     $    1,747,088   $     977,697
                                                                 ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties (Note 13)           $       77,925   $      77,925
  Short term bank loans (Note 14)                                        34,407               -
  Accounts payable (Note 15)                                            738,960          93,399
  Taxes payable (Note 16)                                                19,242             275
  Other current liabilities (Note 17)                                     1,479           2,618
  Deferred tax liability (Note 11)                                            -          11,195

                                                                 ---------------  --------------
    Total current liabilities                                           872,013         185,412

Commitments and Contingencies (Note 23)                                       -               -


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 10,965,090 shares issued and
  outstanding (Note 18)                                                  10,965          10,965
  Additional paid-in capital                                          1,808,160       1,749,878
  Accumulated deficit                                                  (945,556)       (980,279)
  Accumulated other comprehensive income - foreign currency               1,506          11,721

                                                                 ---------------  --------------
Total stockholders' equity                                              875,075         792,285

                                                                 ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    1,747,088   $     977,697
                                                                 ===============  ==============

                                                      VICTORIA INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                      UNAUDITED
-------------------------------------------------------------------------------

                                                    FOR THE PERIODS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                    2005             2004
                                               ---------------  ---------------
REVENUES                                       $    3,034,284   $    1,585,774

COST OF SALES                                      (2,426,132)      (1,441,558)
                                               ---------------  ---------------

                                                      608,152          144,216

OPERATING EXPENSES
Sales, general and administrative (Note 19)          (416,258)        (117,909)
Compensation (Note 20)                                (58,282)         (56,953)
Professional fees (Note 21)                           (62,372)         (24,440)
Depreciation and amortization                            (225)            (305)
                                               ---------------  ---------------


OPERATING INCOME (LOSS)                                71,015          (55,391)

OTHER INCOME (EXPENSE)
Interest income                                        12,397                -
Interest expense                                       (1,807)               -
Other expense, net                                    (31,030)         (29,188)
                                               ---------------  ---------------

INCOME (LOSS) BEFORE TAX                               50,575          (84,579)

FOREIGN INCOME TAX (Note 11)                          (15,852)          (4,176)
                                               ---------------  ---------------

NET INCOME (LOSS)                                      34,723          (88,755)
                                               ---------------  ---------------

Other comprehensive (loss) income
  Foreign currency translation (loss) income          (10,215)          29,235
                                               ---------------  ---------------

COMPREHENSIVE INCOME (LOSS)                    $       24,508   $      (59,520)
                                               ===============  ===============

BASIC DILLUTED INCOME (LOSS) PER SHARE         $        0.003   $        (0.01)
  From Continuing operations

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         10,965,090       10,965,090

                                                                                               VICTORIA INDUSTRIES, INC.
                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                                               UNAUDITED
                                                                         (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------

                                        COMMON STOCK     ADDITIONAL     ACCUMULATED     ACCUMULATED         TOTAL
                                                           PAID-IN         OTHER         (DEFICIT)      STOCKHOLDERS'
                                                           CAPITAL     COMPREHENSIVE                        EQUITY
                                      SHARES    AMOUNT                    (LOSS)                      (CAPITAL DEFICIT)
                                    ----------  -------  -----------  ---------------  -------------  ------------------
DECEMBER 31, 2003                   10,965,090  $10,965  $ 1,650,022  $      (33,924)  $   (887,958)  $         739,105

Contributed services                         -        -       99,856               -              -              99,856
Comprehensive income for the year            -        -            -          45,645              -              45,645
Net loss for the year                        -        -            -               -        (92,321)            (92,321)
                                    ----------  -------  -----------  ---------------  -------------  ------------------

DECEMBER 31, 2004                   10,965,090  $10,965  $ 1,749,878  $       11,721   $   (980,279)            792,285

Contributed services (Note 19)               -        -       58,282               -              -              58,282
Comprehensive loss for the period            -        -            -         (10,215)             -             (10,215)
Net income for the period                    -        -            -               -         34,723              34,723

                                    ----------  -------  -----------  ---------------  -------------  ------------------
SEPTEMBER 30, 2005                  10,965,090  $10,965  $ 1,808,160  $        1,506   $   (945,556)  $         875,075
                                    ==========  =======  ===========  ===============  =============  ==================

                                                                       VICTORIA INDUSTRIES, INC.
                                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       (EXPRESSED IN US DOLLARS)
                                                                                       UNAUDITED
------------------------------------------------------------------------------------------------

                                                                     FOR THE PERIODS ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2005             2004
                                                                ---------------  ---------------
CASH USED IN OPERATING ACTIVITIES:
  Net income (loss) from continuing operations for the period   $       34,723   $      (88,755)
  Adjustments to reconcile net income (loss) from continuing operations to net cash in operating activities:
    Contributed services by shareholders                                58,282           56,953
    Deferred tax expense (gain)                                        (15,505)           3,155
    Depreciation                                                        (9,990)           5,744

  Changes in current assets and liabilities:
    Net accrued interest (gain), net                                   (12,397)               -
    (Increase) in accounts receivable                                 (347,083)        (253,209)
    (Increase) in prepaid expenses and other current assets            (47,854)          (2,857)
    (Increase) in inventories                                         (225,718)        (137,490)
    (Increase) in VAT receivable and other taxes prepaids             (208,835)         (39,414)
    Increase in accounts payable                                       662,434           68,328
    Increase in taxes payable                                           18,967              212
    (Decrease) increase in other accounts payable                      (18,012)          18,689
                                                                ---------------  ---------------
NET CASH FLOW FROM OPERATING ACTIVITY                                 (110,988)        (368,644)

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds on loans from related parties                                     -           49,904
  Short term loans received                                             34,407                -
                                                                ---------------  ---------------
NET CASH FLOW FROM FINANCING ACTIVITY                                   34,407           49,904

CASH USED IN INVESTING ACTIVITY:
  Long term note repaid                                                 68,922                -
  Purchase of property, plant and equipment                               (884)          (2,167)
                                                                ---------------  ---------------
NET CASH FLOW FROM INVESTING ACTIVITY                                   68,038           (2,167)

INCREASE (DECREASE) IN CASH:                                            (8,543)        (320,907)
CASH, AT THE BEGINNING OF THE PERIOD                                    14,752          333,236

                                                                ---------------  ---------------
CASH, AT THE END OF THE PERIOD                                  $        6,209   $       12,329
                                                                ===============  ===============

(1) Income Tax paid in the amount of $31,357 and $1,018 for the nine months ended September 30, 2005 and 2004, respectively.
(2) Interest paid in the amount of $1,807 and $None for the nine months ended September 30, 2005 and 2004, respectively.

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

     The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Group") as of September 30, 2005 and December 31, 2004 were as follows:

     OPERATING ENTITY              PRINCIPAL ACTIVITY      COUNTRY OF    SEPTEMBER 30,   DECEMBER 31,
                                                          INCORPORATION       2005           2004
                                                                                   Control %
     -------------------------  ------------------------  -------------  --------------  -------------
     Victoria Industries, Inc.  Holding company           United States              -              -
                                                          of America

     Victoria Resources, Inc.   Marketing and             United States            100%           100%
                                distribution of forestry  of America
                                products

     Victoria Lumber, LLC       Marketing and             Russian                  100%           100%
                                distribution of forestry  Federation
                                products

     Victoria Siberian Wood,    Marketing and             Russian                    -              -
     LLC                        distribution of forestry  Federation
                                Products

     Coptent Trading Limited    Marketing and             Cyprus                   100%           100%
                                distribution of forestry
                                products

     The principal executive office of the Group is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Group is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation.

     The number of employees of the Group at September 30, 2005 and December 31, 2004 was 9 and 10, respectively.

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

     The prevailing exchange rates at September 30, 2005 and December 31, 2004 were approximately 1 U.S. dollar to 28.50 and 27.7487, Russian rubles, respectively. For the periods ended September 30, 2005 and 2004, the average exchange rate for 1U.S. dollar was 28.51 and 28.9067, Russian rubles, respectively.

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

     CONVERTIBLE  NOTES  AND  OTHER DEBT SETTLED WITH GROUP'S COMMON STOCK - The
     Company accounted for convertible notes and other debt settled with the Group's in stock at the amount of the actual debt converted. The Company believes the additional issuance of a large amount of stock would have greatly affected the quoted market value of stock. The stock was rarely traded at the time of the conversion and in the opinion of the company the best measure of the value of the transaction was the amount of the debt converted.

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

     In February 2004 the Group and minority shareholder, Tomlesprominvest LLC, registered the increase in Victoria Sibwood, LLC share capital up to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Group contributed further $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholders did not contribute their share of the additional capital increasing Group's actual shareholding up to 67%.

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

5.   CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents as of September 30, 2005 and December 31, 2004 consisted of the following:

                                 9/30/2005   12/30/2004

                                 ----------  -----------
          Cash in banks, in USD  $    6,209  $    10,745
          Cash in banks, in RUR           -        4,007
                                 ----------  -----------
          TOTAL                  $    6,209  $    14,752
                                 ==========  ===========

6.   ACCOUNTS  RECEIVABLE

     Accounts receivable as of September 30, 2005 and December 31, 2004 consisted of the following:

                           9/30/2005   12/30/2004

                           ----------  -----------
          Yon Chou         $  463,073  $     9,546
          DOK # 15              4,463        8,188
          Dekra                     -       58,933
          Lesholding                -       22,163
          Levita                    -       14,415
          Baikallesexport           -        5,406
          Arhipelag                 -        1,802
                           ----------  -----------
          TOTAL            $  467,536  $   120,453
                           ==========  ===========

7.   RELATED  PARTY  RECEIVABLE

     In August 2004 the Group decided to dispose of its shareholding in Siberian Wood LLC (See Note 4). As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note of $551,377, and the Company believes this approximation equals to what that could be negotiated with the third party based on arms-length transaction terms. As of September 30, 2005, the balance of related party receivable after maturity of the first installment due on September 30, 2005 is repayable as follows:

                                   AT COST   AT NET PRESENT
                                                  VALUE
                                              SEPTEMBER 30,
                                                  2005

                                   --------  ---------------
               December 31, 2005     68,922           68,387
               March 31, 2006        68,922           67,856
               June 30, 2006         68,922           67,330
               September 30, 2005    68,922           66,808
                                   --------  ---------------
               CURRENT PORTION      275,688          270,381

               December 31, 2005     68,922           66,289
               March 31, 2006        68,922           65,775
               June 30, 2006         68,923           65,265
                                   --------  ---------------
               LONG TERM PORTION    206,767          197,329

                                   --------  ---------------
               TOTAL               $482,455  $       467,710
                                   ========  ===============

     The net recovered amount of the investment has been discounted approximately at 3%, the estimated cost of capital as of June 30, 2004.

     The net discounted amount of $467,710 is equal to the Company's balance of amount receivable in exchange of its` share in net assets of Siberian Wood LLC after redemption of portion due on September 30, 2005 in the amount of $68,922.

8.   TAXES  RECEIVABLE

     Taxes receivable as of September 30, 2005 and December 30, 2004 consisted of the following:

                         9/30/2005   12/30/2004

                         ----------  -----------
     VAT receivable      $  263,083  $    53,419
     Profit tax prepaid           -          829
                         ----------  -----------
     TOTAL               $  263,083  $    54,248
                         ==========  ===========

     Taxes receivable balance as of September 30, 2005 and December 31, 2004 represented by VAT receivable and profit tax prepaid in amounts of $263,083 and $None (2004: $53,419 and $829), respectively. VAT receivable was discounted at 15% annual rate based on average six months turnover period.


9.   INVENTORIES

     Inventories as of September 30, 2005 and December 31, 2004 consisted of the following:

                      9/30/2005   12/30/2004

                      ----------  -----------
     Hardwood lumber  $  262,039  $    36,321
                      ----------  -----------
     TOTAL            $  262,039  $    36,321
                      ==========  ===========

     As of September 30, 2005 and December 31, 2004 hardwood lumber was valued at the lower of specific identification cost or market.


10.  PREPAYMENTS  AND  OTHER  CURRENT  ASSETS

     Prepayments and other current assets as of September 30, 2005 and December 31, 2004 consisted of the following:

                                            9/30/2005   12/30/2004

                                            ----------  -----------
     Exintra - lumber prepayment            $  221,609  $    37,977
     Cenex Continental - related party          26,654            -
     Lesholding - lumber prepayment             24,325            -
     Chitalesholding - lumber prepayment             -      126,689
     Yon Chou - lumber prepayment                    -       48,386
     Deltatransservice - lumber prepayment           -          914
     Other                                       2,215       12,983
                                            ----------  -----------
     TOTAL                                  $  274,803  $   226,949
                                            ==========  ===========

11.  INCOME  TAX

     The Group's provision for income tax for the periods ended September 30, 2005 and 2004 were as follows:

                                   9/30/2005   9/30/2004

                                  -----------  ----------
     Current tax                  $   31,357   $    1,018
     Deferred tax (gain) expense     (15,505)       3,158
                                  -----------  ----------
     TOTAL INCOME TAX CREDIT      $   15,852   $    4,176
                                  ===========  ==========

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the period in the Group's deferred tax position is as follows:

                                                      9/30/2005    12/30/2004

                                                     -----------  ------------
     Net (liability) asset  at the beginning of the
     period                                          $  (11,195)  $     1,298
     Charged to income (expense) for the period          15,505       (12,493)
                                                     -----------  ------------
     NET ASSET (LIABILITY) AT THE END OF THE
     PERIOD                                          $    4,310   $   (11,195)
                                                     ===========  ============

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at September 30, 2005 and December 31, 2004 is presented below:

                                            9/30/2005    12/30/2004

                                            ----------  ------------
     DEFERRED TAX ASSETS
       Valuation of VAT receivable          $    4,272            -
       Deferred expenses written off                    $     1,552
       Difference in depreciable value of
       property, plant and equipment                38           38
                                            ----------  ------------
     TOTAL                                       4,310        1,590
                                            ----------  ------------
     DEFERRED TAX LIABILITIES
       Accounts receivable accruals                  -      (12,785)
                                            ----------  ------------
     NET DEFERRED TAX ASSET (LIABILITY)     $    4,310  $   (11,195)
                                            ==========  ============

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Group's income statement:

                                           9/30/2005    9/30/2004

                                          -----------  -----------
     Income (Loss) before income tax and
     minority interest                    $   50,575   $  (84,579)
     Theoretical income tax (benefit) at
     statutory rate                           17,196      (28,757)
                                          -----------  -----------
     Adjustments due to:
       Other permanent differences            (1,344)      32,933
                                          -----------  -----------
     INCOME TAX EXPENSE                   $   15,852   $    4,176
                                          ===========  ===========

     At September 30, 2005 and December 31, 2004 the Group had a net operating loss carry forward for purposes of US federal income tax of approximately $10,000 and $50,000. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forwards expire in 2024 and 2023, respectively.


12.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment as of September 30, 2005 and December 31, 2004 consisted of the following:

                                9/30/2005    12/30/2004

                               -----------  ------------
     Computer equipment        $    2,108   $     1,233
     Accumulated Depreciation        (710)         (494)
                               -----------  ------------
     NET BOOK VALUE            $    1,398   $       739
                               ===========  ============


13.  SHORT  TERM  BORROWINGS  FROM  RELATED  PARTIES

     Borrowings from related parties as of September 30, 2005 and December 31, 2004 consisted of the following:

                                             9/30/2005   12/30/2004

                                             ----------  -----------
     Advances from the current shareholders  $   62,925  $    62,925
     Former directors                            15,000       15,000
                                             ----------  -----------
     TOTAL                                   $   77,925  $    77,925
                                             ==========  ===========

     Advances from the shareholders as of September 30, 2005 and December 31, 2004 in the amount of $62,925 represents non interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

     Borrowings from the former directors outstanding as of September 30, 2005 and December 31, 2004 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.

14.  SHORT  TERM  BANK  LOANS

     Short-term bank loans as of September 30, 2005 and December 31, 2004 consisted of the following:

                           %, CURRENCY   9/30/2005   12/31/2004
                           ------------  ----------  ----------
                           16%, Russian
Sberbank                      Rubles     $   34,407           -

                                         ----------  ----------
TOTAL DATED APR. 22, 2005
DUE OCTOBER 19, 2005                     $   34,407           -
                                         ==========  ==========

     The short term loan from Sberbank outstanding as at September 30, 2005 is secured by the third parties guarantees. Proceeds of the loans were used mainly for immediate working capital requirements (See Note 26).

     Interest expense for the nine months ended September 30, 2005 was accrued in the amount of $1,807 which represented the interest rate of 16% per annum.

15.  ACCOUNTS  PAYABLE

     Accounts payable as of September 30, 2005 and December 31, 2004 consisted of the following:

                                         9/30/2005   12/31/2004

                                         ----------  -----------
     Stroitransservice - lumber payable  $  513,148            -
     Exintra - commission payable            92,680  $    42,693
     Sibkomvest - lumber payable             60,976            -
     John Braden and Co- audit fees          19,343            -
     Mr. Thomas Brown - legal fees           16,763       16,763
     BDO Dunwoody - audit fees               15,383       15,383
     BDO - Seidman - consulting fees         13,273       13,273
     Other                                    7,394        5,287
                                         ----------  -----------
     TOTAL                               $  738,960  $    93,399
                                         ==========  ===========


16.  TAXES  PAYABLE

     Taxes payable as of September 30, 2005 and December 31, 2004 consisted of the following:

                          9/30/2005   12/31/2004

                          ----------  -----------
     Income tax, net      $   18,662            -
     Personal income tax         575  $       275
     Other                         5            -
                          ----------  -----------
     TOTAL                $   19,242  $       275
                          ==========  ===========

17.  OTHER  CURRENT  LIABILITIES

     Other payables as of September 30, 2005 and December 31, 2004 consisted of the following:

                            9/30/2005   12/31/2004

                            ----------  -----------
     Payroll                $    1,170  $     1,120
     Payroll related taxes         309          523
     Other                           -          975
                            ----------  -----------
     TOTAL                  $    1,479  $     2,618
                            ==========  ===========

18.  COMMON  STOCK

     At September 30, 2005 and December 31, 2004 the Company had 10,965,090 ordinary shares, issued and fully paid with a par value of $0.001 US dollar.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Group entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the periods ended September 30, 2005 and December 31, 2004.


19.  SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses for the periods ended September 30, 2005 and 2004 consisted of the following:

                                        9/30/2005   9/30/2004

                                        ----------  ----------
     Transportation costs               $  296,871  $   39,789
     Customs fees                           57,902       1,944
     Commission                             22,053           -
     Rent                                   18,513      46,529
     Payroll and payroll related taxes      14,734      27,295
     Bank services                           2,054         311
     Taxes, other than income tax            1,868       1,591
     Legal and professional services         1,754         450
     Travel and promotion                      509           -
                                        ----------  ----------
     TOTAL                              $  416,258  $  117,909
                                        ==========  ==========

     Rent is payable for the office and storage space leased from related parties in Cheliabinsk and New York. Rent price is not materially different from that which could have been negotiated with third party based on arms length terms.

20.  COMPENSATION

     Compensation expenses for the periods ended September 30, 2005 and 2004 consisted of the following:

                                        9/30/2005   9/30/2004

                                        ----------  ----------
     Fair value adjustment - executive
     compensation                       $   58,282  $   56,953
                                        ----------  ----------
     TOTAL                              $   58,282  $   56,953
                                        ==========  ==========

     Fair value estimation of the Group's executive compensation expense for the periods ended September 30, 2005 and 2004 was performed based on the available market information on the comparable companies and subsequent employment agreements.

     Fair value adjustment on the executive compensation represents an excess of estimated fair value for services contributed over contractual salary and has been reflected as additional paid in capital.

21.  PROFESSIONAL  FEES

     Professional fees for the periods ended September 30, 2005 and 2004 consisted of the following:

                                      9/30/2005   9/30/2004

                                      ----------  ----------
     Audit fees                       $   62,372           -
     Filing, other professional fees           -  $   24,440
                                      ----------  ----------
     TOTAL                            $   62,372  $   24,440
                                      ==========  ==========

22.  RELATED  PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Group has the ability to exercise a significant influence.

     Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

     For details of related party balances outstanding as of September 30, 2005 and December 31, 2004 see Notes 4, 7, 10 and 13.

23.  COMMITMENTS  AND  CONTINGENCIES

     LEASE COMMITMENTS - The Group's outstanding lease commitments as of September 30, 2005, are presented as follows:

                                    2005

                                ------------
          2005                  $      1,170
          2006                             -
          2007                             -
          2008- 2009                       -
                                ------------
          TOTAL                 $      1,170
                                ============

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

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     Sales in excess of 20% to any one customer for the periods ended September 30, 2005 and 2004 were as follows:

                        9/302005   9/30/2004

                       ----------  ----------
     Yon Chou          $2,336,936           -
     Snabresource LLC           -  $  715,806
     Other                697,348     869,968
                       ----------  ----------
     TOTAL             $3,034,284  $1,585,774
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

26.  SUBSEQUENT  EVENTS

     Short term loan payable as of September 30, 2005 in amount of $34,407 was repaid on October 19, 2005 in accordance with the terms of loan agreement (See Note 14).

     On the October 13, 2005 the Company obtained a credit line facility of $175,439 payable on October 13, 2006 and bearing interest of 14% per annum. The loan is collateralized by the third parties guarantees and properties.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITION AND OPERATIONS

DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------

RESULTS OF OPERATIONS

Revenues recognized for the periods ended September 30, 2005 and 2004 amounted to $3,034,284 and $1,585,774. Cost of sales for the respective periods, 2005 and 2004, consisted mainly of purchased logs and transportation cost in amounts of $2,426,132 and $1,441,558.

The significant increase in sales for the nine months ended September 30, 2005, in comparison with respective period 2004 was mostly due to the increased volumes of pine, larch, birch, silver fur, plywood and aspen in amounts of 6,119 (2004: 3,585) cubic meters; 7,261 (2004: 255) cubic meters, 6,817 (2004: None),
1,293  (2004:  985),  12,887  (2004:  178,915) square meters and 75 (2004: None)
cubic  meters,  respectively,  which translated into revenues of $549,129 (2004:
$179,392),  $1,332,985  (2004:  $54,196), $973,783 (2004: $None), $70,359 (2004:
$54,528), $95,919 (2004: $1,297,658) and $12,109 (2004: $None) , respectively.

Cost of sales as of September 30, 2005 (2004) consisted primarily of pine, larch, birch, silver fur, plywood and aspen purchase costs and transportation amounting to $390,224 (2004: $145,687), $560,662 (2004: $51,787), $1,319,658
(2004:  $None),  $61,376 (2004: $44,513), $84,188 (2004: $1,199,571) and $10,024
(2004:  $None),  respectively.

In order to establish its reputation in the market, the Group had to provide attractive credit terms to suppliers and customers resulting in substantial account receivable balances as of September 30, 2005 and December 31, 2004 in amounts of $467,536 and $120,453, respectively.

During the periods ended September 30, 2005 and 2004, we incurred total operating expenses of $537,137 and $199,607, respectively, consisting mainly of compensation ($58,282 and $56,953, respectively), professional fees ($62,372 and $24,440, respectively) and sales, general and administrative expenses of ($416,258 and $117,909, respectively).

Compensation expense for the periods ended September 30, 2005 and 2004 consists of $58,282 and $56,953 of the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the periods ended September 30, 2005 and 2004 include primarily, transportation costs of $296,871 and $39,789, storage and office rent expense of $18,513 and $46,529, commission for logistics services of $22,053 and $None, payroll and payroll related taxes of $14,734 and $27,295, customs fees of $57,902 and $None, respectively. Transportation costs for the nine months ended September 30, 2005 increased substantially in comparison with the respective period of 2004 mostly due to the significant export operations started at the end of 2004.

Professional fees expenses for the periods ended September 30, 2005 and 2004, consists of audit and filing and other professional fees of $62,372 and $24,440, respectively. Professional fees were required to maintain the Group's status as a publicly traded company plus fees required to set-up the current infrastructure including the New York subsidiary Victoria Resources, Inc, Cyprus subsidiary Coptent Trading, Ltd and Russian subsidiary -Victoria Lumber.

Depreciation and amortization expense for the periods ended September 30, 2005 and 2004 amounted to $225 and $305, respectively.

Interest income as of September 30, 2005 and 2004 represents amounts of $12,397 and $None, respectively, arising from valuation of long-term note receivable from TK Promtekhresurs, a related party (See Note 7).

Interest expense as of September 30, 2005 and 2004, in amount of $1,807 and $None, respectively, represents interest expense in respect to short-term loan from Sberbank at the interest rate of 16% per annum. Loan was repaid on October 19, 2005 in accordance with the terms of loan agreement (See Note 14).

All accounts receivable as at September 30, 2005 and December 31, 2004 represented trade accounts receivables for the dispatched saw logs. Based on the contracts terms with customers and on the Group's management estimates no provision for the doubtful debt is required, all outstanding amounts are recoverable.

Taxes receivable as at September 30, 2005 and 2004 represents VAT receivable and profit tax prepaid of $263,083 and $53,419 (2004: $None and 829). VAT vas discounted at 15% annual rate based on average six months turnover period.

Long term assets of the Group as of September 30, 2005 and December 31, 2004 were represented by the long term related party receivable and property, plant and equipment in amounts of $197,329 and $390,098 and $1,398 and $739, respectively.

Current liabilities of the Group as of September 30, 2005 and December 31, 2004 were mainly consisted of account payable in amount of $738,960 and $93,399, short term borrowings from related parties of $77,925 and $77,925 and other current liabilities of $1,479 and $2,618, respectively. Significant increase in accounts payable is due to the extended operations resulted in increased amounts of saw logs purchased and dispatched to customers.

Taxes payable as of September 30, 2005 and 2004 consisted of income tax and personal income tax payable in amounts of $18,622 and $575 (2004: $None and $275), respectively.

There were no long term liabilities as of September 30, 2005 and December 31, 2004.

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

In August 2004 the Group decided to dispose of its 51% shareholding in Siberian Wood LLC due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Group signed an agreement with a related party TK Promtekhresurs to transfer its interest at the amount of total equity invested adjusted to the valuation of the Russian Ruble in exchange for an interest free note in the principal amount of $551,377, repayable in eight equal installments starting from September 30, 2005. The net recovered amount of the investment has been discounted at 3.165%, the estimated cost of capital as of June 30, 2004. The related parties have also pledged certain real estate in Chelyabinsk, Russia as additional collateral for the note. As of September 30, 2005 OOO TK Promtekhresurs had repaid $68,922 due on September 30, 2005.

In April 2004 the Group's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide marketing and administration functions for lumber sales on the Chinese market.

CAPITAL EXPENDITURES

As at September 30, 2005 and December 31, 2004 the Group did not have significant fixed assets as in 2005 and 2004 it operated solely as a trader and not a producer.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Group has financed its operations from private sources. The Group began operations in 2003 and 2004 through its' subsidiary businesses, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd. The Group anticipates cessation of continuing losses in the near future while Victoria Lumber establishes operations in Russia. As of September 30, 2005 and December 31, 2004 the Group had total current assets of $1,548,361 and $586,860 and total current liabilities of $872,013 and $185,412, respectively. As of September 30, 2005 and December 31, 2004,
the Group had cash balances of $6,209 and $14,752 and a working capital surplus of $676,348 and $401,448 and, respectively.

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

CASHFLOW

Cash, used in operating activities for the nine months ended September 30, 2005 and 2004 amounted to $110,988 and $368,644, respectively. Cash outflow for the nine months ended September 30, 2005 and 2004 was primarily caused by the increase in accounts receivable of $347,083 (2004: $253,209), inventories of $225,718 (2004: $137,490), VAT receivable of $208,835 (2004: $39,414) and decrease in other accounts payable of $18,012 (2004: increase of $18,689), respectively. Although there were significant cash inflow for the respective periods of 2005 and 2004 resulting from the increase in accounts and taxes payable of $662,434 (2004: $68,328) and $18,967 (2004: $212), respectively.

Cash provided by financing activity during nine months ended September 30, 2005 and 2004 was due to proceeds on loans from Sberbank and from related parties in the amounts of $34,407 and $49,904.

For the nine months ended September 30, 2005 and 2004 the Group used $884 and $2,167 in investing activities to purchase computer equipment and for the period ended September 30, 2005 Group received first payment on the long term note receivable of $68,922 which was due as of September 30, 2005.

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

LIMITED  PUBLIC  MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of November 14, 2005 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Group or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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


ITEM  4.  CONTROLS  AND  PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

REPORTS  ON  FORM  8-K

A current report on Form 8K/A Item 4.01: Changes in the Company's Certifying Accountants was filed on June 9, 2005.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated  Balance  Sheet  as  of  September  30,  2005 and December 31, 2004

Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit) for the periods ended September 30, 2005 and December 31, 2004

Consolidated Statement of Operations and Comprehensive Loss for the periods ended September 30, 2005 and 2004

Consolidated Statement of Cash Flows for the periods ended September 30, 2005 and 2004

Notes  to  the  Consolidated  Financial  Statements  for  the  nine  month ended
September  30,  2005  and  2004  and  the  year  ended  December  31,  2004

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

Exhibit 31 - Section 302 Certification
Exhibit 32 - Section 906 Certification


* Previously filed as an exhibit to the Company's Form 10-KSB filed on August 15, 2003

MATERIAL CONTRACTS

The following is a description of contracts that we and/or our subsidiaries have been a party to since January 1, 2004, and are or may be material to our business:

2005
     1. Customer Agreement #F-V-05-2005 between "Victoria Lumber", LLC and "FinRost", LLC, entered into May 2, 2005.
     2.   Commission  Agreement  #  21  between  "Coptent  Trading",  LTD  and
          "Exintra",  LLC,  entered  into  July  23,  2004.
     3. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra", LLC, entered into October 27, 2004.
     4. Commission Agreement #23 between "Coptent Trading", LTD and "Chtaleskholding", JSC, entered into August 11, 2004.
     5. Purchase agreement #04/888 between "Coptent Trading", LTD and "Exintra", LLC, entered into June 24, 2005.
     6. Purchase agreement #04/999 between "Coptent Trading", LTD and "Exintra", LLC, entered into June 24, 2005.
     7.   Railroad  Services  Supplier  #25 Agreement between "Coptent Trading",
          LTD  and  "DeltaTransCentr",  LLC,  entered  into  July  27,  2004.
     8. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and Yon Chou, entered into July 26, 2004.
     9. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and Yon Chou, entered into November 1, 2004.
     10. Purchase contract #12 between "Victoria Lumber", LLC and "Stroitransservice", LLC, entered into June 3, 2005.
     11. Purchase contract #14L between "Victoria Lumber", LLC and "Les-Holding", LLC, entered into May 19, 2005.
     12. Purchase agreement #21-I between "Victoria Lumber", LLC and "Sibkomvest", LLC , entered into July 7, 2005.
     13. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     14. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     15. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     16.  Commission  Agreement  #34  between  "Victoria  Lumber",  LLC  and
          "Baikellesoexport",  CJSC,  entered  into  July  29,  2004.

     17. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     18. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     19. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.
     20. Commission agreement #43 between "Victoria Lumber, LLC" and "Lesholding", LLC, entered into September 9, 2004.
     21. Purchase agreement #YCH-04/888(33) between "Coptent Trading", LTD and "Lesholding", LLC, entered into September 9, 2004.
     22. Purchase agreement #24 between "Victoria Lumber", LLC and "Techkomservice", LLC, entered into June 25, 2004.
     23.


2004 -
     24.  Commission  Agreement  #  21  between  "Coptent  Trading",  LTD  and
          "Exintra",  LLC,  entered  into  July  23,  2004.
     25. Commission Agreement # 35 between "Coptent Trading", LTD and "Exintra", LLC, entered into October 27, 2004.
     26. Commission Agreement #23 between "Coptent Trading", LTD and "Chitaleskholding", JSC, entered into August 11, 2004.
     27.  Railroad  Services  Supplier  #25 Agreement between "Coptent Trading",
          LTD  and  "DeltaTransCentr",  LLC,  entered  into  July  27,  2004.
     28. Customer Agreement #YCH-04/888 between "Coptent Trading", LTD and Yon Chou, entered into July 26, 2004.
     29. Customer Agreement #YCH-04/999 between "Coptent Trading", LTD and Yon Chou, entered into November 1, 2004.
     30. Commission Agreement #30 between "Victoria Lumber", LLC and Mrs. G. Vasilieva, private proprietor, entered into July 27, 2004.
     31. Commission Agreement #32 between "Victoria Lumber", LLC and "Exintra", LLC, entered into July 27, 2004.
     32. Commission Agreement #36 between "Victoria Lumber", LLC and "Chitaleskholding", LLC, entered into August 10, 2004.
     33.  Commission  Agreement  #34  between  "Victoria  Lumber",  LLC  and
          "Baikellesoexport",  CJSC,  entered  into  July  29,  2004.
     34. Customer Agreement #12 between "Victoria Lumber", LLC and "DOK #15", LLC, entered into March 30, 2004.
     35. Customer Agreement #15/27 between "Victoria Lumber", LLC and "Notex", LLC entered into July 30, 2004.
     36. Customer Agreement #10 between "Victoria Lumber", LLC and "Archipelago", LLC, entered into March 10, 2004.


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

Date:  November 14, 2005                   Victoria Industries, Inc.



                                        ----------------------------------------
                                        Albert  Abdoulline
                                        President