Form 10KSB
period 2005-12-31
VICTORIA INDUSTRIES INC
filed 2006-03-31
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                              For the fiscal year ended    December 31, 2005
                                                        ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from         to
                                                             -------    --------
                              Commission file number
                                                      --------------------------

                            VICTORIA INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                   98-0230423
--------------------------------------    --------------------------------------
    (State or other jurisdiction                     (I .R.S. Employer
  of incorporation or organization)                 Identification No.)


551 5th Avenue, Suite 601, New York, N.Y.                  10023
------------------------------------------    ----------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (212) 973-0063
                          ------------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered

           Common shares                           OTC - Pink Sheets
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.     [?]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

                    PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                    CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS
SEC 2337 (12-05)    THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

     Check  whether  the  issuer  (I)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Hem 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.                                           [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year.  $ 5,353,013
                                                               -----------

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

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.               Yes [ ] No[ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date,

Common Stock; 10,965,090
------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part 11, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,1990).

     Transitional Small Business Disclosure Format (Check one): Yes __; No__

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

                                              Part II.

Item 5.         Market for Common Equity and Related Stockholder Matters . . . . . .
Item 6.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .
Item 7.         Financial Statements and Supplementary Data. . . . . . . . . . . . .
Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .
Item 8a.        Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Victoria" mean Victoria Industries, Inc., "Company" means Victoria Industries, Inc. and its' consolidated subsidiaries, unless otherwise indicated.

All  dollar  amounts  refer  to  US  dollars  unless  otherwise  indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

In 2003, the Company established one US subsidiary, Victoria Resources, Inc. (100%), and two Russian subsidiaries, Victoria Siberian Wood (Victoria Sibwood) and Victoria Lumber. Victoria Sibwood was 51% owned by the Company's 100% subsidiary, Victoria Resources, Inc. and 49% owned by a third party, Tomlespromivest LLC, a Russian production entity, respectively. Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. In 2004 the Company, due to unresolved disputes with the minority shareholder, has disposed of its' interest in Siberian Wood LLC in exchange for a long term note with a related party.

In April 2004 the Company established a 100% subsidiary in Cyprus to conduct marketing and distribution of lumber to the Chinese market.

The Company currently has a staff of ten. As our operations expand we may need to recruit additional staff.

In the year ended December 31, 2005 and 2004, the Company recognized gross consolidated revenue of $5,353,013 and $2,164,534, respectively, and net income
(loss)  of  $162,079  and  $(92,321),  respectively.

The Company has identified the following forestry products currently in demand on the Russian and Chinese market: different sort and rounds of pine, larch, birch logs, sawn lumber, timber construction materials such as glued board and glued beams, flooring and furniture parts. Also, during the quarter ended March 31, 2006, unaudited sales of the Company amounted to approximately $2,700,000 according to the management's estimates.

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

Until we establish ourselves as a reputable supplier of forestry products in the Russian market and abroad, we will operate in an asset-light mode. This means that we will not commit significant capital expenditures using leasing, renting and contract processing as an alternative wherever possible. At present, we have no manufacturing capacities. In addition, we rent warehouse space. As the goods tend to be shipped from remote locations, our representatives are always available at suppliers' warehouse to survey the goods prior to shipment. In order to minimize transportation costs and loading/unloading operations, goods may be shipped directly to our customers on our behalf. As a rule, separate contracts are signed for every shipment. In accordance with EITF 99-19 we recognize revenues on gross basis.

We receive the title for the purchased goods once a delivery has occurred. We have instituted a supplier selection and control policy that involves regular visits by our specialists to the supplier's works at least once a quarter. We initiate commercial relationships with a supplier when we satisfy ourselves as to the consistent product quality and adequate procedures and controls maintained by each supplier. Additionally, we may study the financial position of our suppliers by reviewing their statutory financials, bank statements and certain general publicly available information. Relationships with suppliers will be developed gradually with a quarterly trial period.

As we extend credit to our customers, we apply similar selection procedures to our customers as we do to our suppliers. The goods are surveyed by customer representatives at destination point. The title for the goods passes to the customer upon signing the bill of acceptance.

VICTORIA RESOURCES, INC. - 100%

In September 2003, the Company contributed $1,000 into the establishment of a wholly-owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of pursuing opportunities in the lumber resource sector.

VICTORIA LUMBER, LLC - 100%

In December 2003 the Company's subsidiary, Victoria Resources, Inc., contributed $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Chelyabinsk, Ural region the Russian Federation.

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

In February 2004 the Company and minority shareholder, Tomlesprominvest LLC, registered to increase Victoria Sibwood, LLC share capital to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Company contributed further $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholders did not contribute their share of the additional capital, resulting in an increase in the Company's actual shareholding to 67%.

In August 2004 the Company decided to terminate its interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Company transferred its shareholding at the amount of total equity invested adjusted to the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs (See Note 6). This transaction has been valued at the discounted amount of future receivable and net affect on disposal was reflected as of December 31, 2004.

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

          Less Related party receivable (Note 6)
            At cost                                  551,377
            Net of imputed interest at 3.165%        (27,142)
                                                   ----------
                                                     524,235

                                                   ----------
          NET GAIN ON DISPOSAL OF SIBERIAN WOOD            -
                                                   ==========

The note is receivable in 8 equal quarterly installments, amounting to $68,922 starting on September 30, 2005. The Company believes the net current amount as of December 31, 2005 approximated the fair market value the Company could have negotiated with a third party based on an arms-length transaction.

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

COPTENT TRADING LTD - 100%

In April 2004 the Company's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.

Coptent Trading Ltd and Victoria Lumber LLC purchase different sort and rounds of pine, larch, birch logs from small and medium size Russian Producers in Tomsk, Lesosibirsk, Irkutsk and Chita based on DAF (Coptent Trading Ltd) while cost of goods purchased by Victoria Lumber includes transportation expenses and commissions. Company sells its forestry products to Chinese companies on the custom Dzamin-Uud/Erlyan and Zabaikalsk/Manzhuaria on FCA (Coptent Trading Ltd) and DAF (Victoria Lumber LLC). Sales are done both through Coptent Trading Ltd. and Victoria Lumber LLC to diversify the risks of nonpayment and untimely shipments and monitor efficiency of transportation costs of logs.

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


REGULATIONS GOVERNING RUSSIAN BUSINESS ENTITIES


The Company's operating subsidiary Victoria Lumber has been organized as a Limited Liability Company. Russian limited liability companies are corporate entities with limited liability similar to the corporations formed under the United States laws. Shareholders of Russian joint stock companies generally are not liable for debts and obligations of the company. However, shareholders of a bankrupt joint stock company may be held liable for debts and obligations of the bankrupt company if they have exercised their authority to undertake an action knowing that the bankruptcy would be the result of their actions. In limited liability companies with several owners, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

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

TAXATION

As a Russian resident entity, Victoria Lumber is subject to all applicable Russian taxes, many of which impose a significant burden on profits. The most significant Russian taxes and duties affecting Victoria Lumber include:

     1. 18% value added tax (established pursuant to Chapter 21 of the Tax Code of Russia), applicable only to domestic sale of goods in Russia. There is no value added tax on goods exported from Russia;

     2. Income tax of 24% consisting of 6.5% federal income tax and 17.5% regional income tax (in accordance with Chapter 25 of the Tax Code of Russia);

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

     4. Unified social tax (established pursuant to Chapter 24 of the Tax Code of Russia) at the rate of up to 26.0% of the gross payroll;

     5. Export duty for timber products ranges from 0 to 6.5% of the contract value;

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

In 2004 we opened an operating office in Chelyabinsk, Ural region of Russia. Monthly rent paid for our office in Chelyabinsk in 2005 was around $700 that approximates the price that could be negotiated in an arms length transaction.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the years ended December 31, 2005 and 2004.


PART  II:

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS

Victoria Industry's common stock is listed on the OTC Bulletin Board exchange under the symbol VIIN . Our common stock began quotation on the OTC Bulletin
Board on January 12, 2001 and our CUSIP number is 77578R 100. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations prior to September 30, 2003 have been adjusted for the 10:1 reverse split that came into effect on December 19, 2003. The high and low bid prices of our common stock (obtained from Bloomberg) for the periods indicated below are as follows:

                               OTC Bulletin Board


               Quarter ended                 High    Low
                                             -----  -----
                December 31, 2005            $0.26  $0.26

               September 30, 2005            $0.30  $0.30

                 June 30, 2005               $0.30  $0.30

                 March 31, 2005              $0.50  $0.18

                December 31, 2004            $0.50  $0.15

               September 30, 2004            $1.01  $0.20

                 June 30, 2004               $1.01  $0.51

                 March 31, 2004              $1.01  $0.75

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of March 29, 2006 we had 10,965,090 shares of common stock outstanding and approximately 70 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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


ITEM  6.  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  PRINCIPAL  CONDITION  AND
OPERATIONS


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues recognized for the years ended December 31, 2005 and 2004 amounted to $5,353,013 and $2,164,534, respectively. Cost of sales for the respective periods, 2005 and 2004, consisted mainly of purchased logs and transportation cost in amounts of $4,154,501 and $1,883,639, respectively.

The significant increase in sales for 2005 in comparison with 2004 was mostly due to the increased volumes of birch, larch, pine and ply wood in amounts of 16,503 cubic meters ($3,223,464), 19,298 cubic meters ($1,273,848), 11,555 cubic meters  ($743,578)  and  13,036  square  meters  ($112,123),  respectively.

Cost of sales in 2005 consisted primarily of birch, larch, pine and ply wood purchase costs and transportation expenses amounting to $2,498,810, $987,479, $576,417 and $91,795, respectively.

As compared to 2005, the relatively low gross margin in 2004 has been caused by, on average, a 10-15% discount to the prevailing market price that we provided to our customers in an effort to aggressively enter the marketplace. Beginning from 2005 we started to reduce this discount as we had established our reputation on the market. No assurance can be given as to when and if we become an established supplier and as to whether or not this would allow us to sell at prevailing market prices. We also expect to secure better terms from our suppliers, which may further improve our gross margin in the future. There is no assurance as to when and if these will be achieved.

Trade accounts receivable as of December 31, 2005, were comprised mostly of amounts receivable for forestry products delivered to customers in the amount of $1,750,404. The significant increase in 2005 as compared to 2004 was due to the increased volumes of forestry products sold. Other accounts receivable represents prepayment for forestry products in the amount of $118,573. Based on the contracts terms with customers and on the Company's management estimates no provision for the doubtful debt is required, all outstanding amounts are considered to be recoverable.

The long term assets of the Company as of December 31, 2005 were represented by the long term related party receivable and property, plant and equipment in the amounts of $132,065 and $1,183, respectively. The current portion of related party receivable is reflected as short term receivable in amount of $270,381.

Current liabilities of the Company as of December 31, 2005 mainly consisted of the trade payable in amount of $843,886, short term borrowings from related parties of $77,925 and other accounts payable of $334,326. There were no long term liabilities as of December 31, 2005.

During the years ended December 31, 2005 and 2004, we incurred total operating expenses of $941,757 and $324,487, respectively, consisting mainly of sales, general and administrative expenses of $802,768 (2004: $200,072), compensation expense of $73,751 (2004: $99,856) and professional fees of $64,815 (2004:
$24,440).

Compensation expense for 2005 and 2004 represents the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the years ended December 31, 2005 and 2004 include transportation and transportation related costs ($670,129 and $115,092, respectively), customs duties ($40,517 and $4,858, respectively), storage and office rent expenses ($27,411 and $48,707, respectively), as well as commission for services rendered by third parties ($35,427 and $2,205, respectively) and payroll and payroll related taxes ($19,849 and $27,361, respectively).

Professional fees in 2005 and 2004 mostly consisted of audit fees of $62,372 and $20,840, and legal and filing fees of $2,443 and $ $3,600, respectively. Professional fees were required to maintain the Company's status as a publicly traded company.

Depreciation and amortization expense in 2005 and 2004 amounted to $423 and $119, respectively.

The continuation of the Company is dependent upon maintaining a profitable level of operations, expanding the Company's business, continuing financial support of creditors and stockholders as well as obtaining long-term financing. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to expand current operations, finance working capital and acquire fixed assets. While the Company is undertaking its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient to expand our operations or maintain their current level. If the Company is not successful in raising financing the Company's expected business volumes may be revised down or may not materialize at all. Additionally, the Company may lose its current business, which may lead to significant curtailment or suspension of operations.


CAPITAL EXPENDITURES

As at December 31, 2005 the Company did not have significant fixed assets as in 2005 it operated solely as a trader and not a producer.

At certain stage during 2006 we may require to add certain fixed assets or obtain timberland leases to maintain and further grow our business. The fixed assets may be in the form of warehouse space, manufacturing facilities, processing machinery, logging machinery, automotive vehicles and tractors, chainsaws and other equipment used for logging and lumber processing. We may also elect to form new partnerships, invest into and/or acquire other companies operating in the same segment. In order to finance future capital expenditures, we may need to raise substantial funds. There is no assurance that the required financing will be raised. Further, there is no assurance that the Company will be able to continue successfully in operating existence if the required Capital expenditures are not made.

COMPETITION

We compete in a highly competitive industry that is open to new entrants without significant barriers to entry. We encounter competition in all of our operations, including the acquisition of goods from suppliers and sale of these goods to customers. Many of our competitors have financial and other Resources substantially greater than ours.

CASH REQUIREMENTS

The Company anticipates it will require around $2,500,000 to sustain operations and develop its subsidiaries over the next twelve months. The Company believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private sources. The Company began operations in 2003 and 2004 through its' subsidiary businesses, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd.

In 2005 we recognized a net profit of $162,079. As of December 31, 2005 the Company had total current assets of $2,582,941 and total current liabilities of $1,702,021. As of December 31, 2005, the Company had cash balance of $32,301 and a working Capital surplus of $880,920, respectively.

GOING  CONCERN

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. Although operations were profitable in 2005, there continues to be substantial doubt about our ability to continue as a going concern as we are just commencing operations in Russia and have no assurance that profitable operations will continue. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CASHFLOW

Cash used in operating activities for the years ended December 31, 2005 and 2004 amounted to $514,520 and $388,097, respectively. Cash outflow for the year ended December, 31 2005 and 2004 were primarily caused by the increase in accounts receivable of $1,629,951 (2004: $175,865) and VAT receivable of $350,077 (2004:
$80,050). Although there were significant cash inflows primarily due to increase in accounts payable of $767,360 (2004: $76,315) and other accounts payable of $314,835 (2004: decrease of $433), as well as due to decrease in prepaid expenses and other current assets of $108,374 (2004: increase of $87,477).

Cash provided by financing activities in 2005 and 2004 was due to short term loans received in amount of $409,039 and repaid borrowings from related parties of $49,904, respectively.

In 2005 cash provided by investing activities was due to repayment of related party note receivable in amount of $137,844. Additionally during the years ended December 31, 2005 and 2004, the Company used $867 and $2,140 to purchase property, plant and equipment.

INCOME TAXES, NET OPERATING LOSSES AND TAX CREDITS

Currently, the Company is liable for the Russian income tax at the rate of 24% of the pre-tax earnings as defined by the Russian income tax law. The taxation system in Russia is evolving as the central government transforms itself from a command to a market-oriented economy. Based on current tax law and the United States-Russia income tax treaty, the income tax paid in Russia will be a creditable tax when determining the Company's US income taxes payable, if any.


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

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

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


RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

LIMITED PUBLIC MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of March 29, 2006 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

Commencing in 2004 Company started trading to China. The future success of the Company will depend in part on its ability to generate sales on international markets. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings to the same extent as the laws of the United States.

Although none of our present officers or directors is key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

EXPOSURE TO NATURAL DISASTERS

The forest products industry is subject to natural events such as forest fires, adverse weather conditions, insect infestation, disease and other natural disasters. The occurrence of any of these events could adversely affect our ability to trade in forest products which would result in a material adverse consequence to the Company.

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

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR THE COMPANY SHARES

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

POSSIBLE VOLATILITY OF SHARE PRICES

Our common shares are currently quoted on the Pink Sheets service. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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


ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Company , P.C., of the consolidated financial statements of Victoria Industries, Inc*, and its subsidiaries (the "Company") for the year ended December 31, 2005 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

*Former name - Rolltech Inc., as filed in preliminary information statement on September 9, 2003, pursuant to Section 14(c) of the Act reporting the amendment to the Company's Certificate of Incorporation to change the Company's name to Victoria Industries, Inc.").

                            VICTORIA INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


Index

Report of Independent Registered Public Accounting Firm - John A. Braden & Co. P.C.

Consolidated Balance Sheet

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

Consolidated Statement of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements



                            VICTORIA INDUSTRIES, INC.
   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE DIRECTORS AND
                   STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheet of Victoria Industries, Inc. and Subsidiaries ("the Company") as of December 31, 2005, and the related consolidated statements of operations and comprehensive income
(loss), changes in stockholders' equity (deficit). and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Energy Resources, Inc and Subsidiaries at December 31, 2005, and the related consolidated results of their operations and cash flows for

    The accompanying notes are an integral part of these financial statements the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered prior losses from operations, has limited operating history and intentions for future capital investment There is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, its dependence on narrow customer base and limited funding raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Company, PC
Houston, Texas
March 29, 2006



    The accompanying notes are an integral part of these financial statements

                                                                   VICTORIA INDUSTRIES, INC.
                                                                  CONSOLIDATED BALANCE SHEET
                                                                   (EXPRESSED IN US DOLLARS)

--------------------------------------------------------------------------------------------
                                                                               DECEMBER 31,
                                                                                   2005
                                                                              --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $      32,301
  Accounts receivable                                                             1,750,404
  Related party receivable - current portion                                        270,381
  Taxes receivable                                                                  404,325
  Inventories                                                                             -
  Prepayments and other current assets                                              118,573
  Deferred tax asset                                                                  6,957

                                                                              --------------
    Total current assets                                                          2,582,941

Property, plant and equipment, net                                                    1,183
Related party receivable                                                            132,065

                                                                              --------------
TOTAL ASSETS                                                                  $   2,716,189
                                                                              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties                                  $      77,925
  Short term loans                                                                  409,039
  Accounts payable                                                                  843,886
  Taxes payable                                                                      34,485
  Other current liabilities                                                         334,326
  Interest payable                                                                    2,360

                                                                              --------------
    Total current liabilities                                                     1,702,021

Commitments and Contingencies                                                             -


STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding           10,965
  Additional paid-in capital                                                      1,823,629
  Accumulated deficit                                                              (818,200)
  Accumulated other comprehensive loss - foreign currency                            (2,226)

                                                                              --------------
Total stockholders' equity                                                        1,014,168

                                                                              --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   2,716,189
                                                                              ==============

    The accompanying notes are an integral part of these financial statements

                                                         VICTORIA INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)

----------------------------------------------------------------------------------
                                                          FOR THE YEARS ENDED
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2005            2004
                                                    --------------  --------------

REVENUES                                            $   5,353,013   $   2,164,534

COST OF SALES                                          (4,154,501)     (1,883,639)
                                                    --------------  --------------

                                                        1,198,512         280,895

OPERATING EXPENSES
Sales, general and administrative                        (802,768)       (200,072)
Compensation                                              (73,751)        (99,856)
Professional fees                                         (64,815)        (24,440)
Depreciation and amortization                                (423)           (119)
                                                    --------------  --------------

OPERATING INCOME (LOSS)                                   256,755         (43,592)

OTHER INCOME (EXPENSE)
Interest income                                            17,338           1,442
Interest expense                                          (37,405)              -
Foreign exchange loss                                     (34,259)         (7,703)
Other expense, net                                         (5,403)        (28,606)
                                                    --------------  --------------

INCOME (LOSS) BEFORE TAX                                  197,026         (78,459)

INCOME TAX                                                (34,947)        (13,862)

NET INCOME (LOSS)                                         162,079         (92,321)
                                                    --------------  --------------

Other comprehensive (loss) income
  Foreign currency translation (loss) income              (13,947)         45,645
                                                    --------------  --------------

COMPREHENSIVE INCOME (LOSS)                         $     148,132   $     (46,676)
                                                    ==============  ==============

BASIC INCOME (LOSS) PER SHARE                       $        0.01   $       (0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                            10,965,090      10,965,090

    The accompanying notes are an integral part of these financial statements

                                                                                                   VICTORIA INDUSTRIES, INC.
                                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                             (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------

                                       COMMON STOCK       ADDITIONAL      ACCUMULATED      ACCUMULATED          TOTAL
                                                           PAID-IN           OTHER          (DEFICIT)        STOCKHOLDERS'
                                                           CAPITAL       COMPREHENSIVE                          EQUITY
                                     SHARES    AMOUNT                       (LOSS)                        (CAPITAL DEFICIT)
                                   ----------  -------  --------------  ---------------  ---------------  ------------------

DECEMBER 31, 2003                  10,965,090  $10,965  $    1,650,022  $      (33,924)  $     (887,958)  $         739,105

Contributed services                        -        -          99,856               -                -              99,856
Comprehensive income for the year           -        -               -          45,645                -              45,645
Net loss for the year                       -        -               -               -          (92,321)            (92,321)
                                   ----------  -------  --------------  ---------------  ---------------  ------------------

DECEMBER 31, 2004                  10,965,090  $10,965  $    1,749,878  $       11,721   $     (980,279)            792,285

Contributed services                        -        -          73,751               -                -              73,751
Comprehensive loss for the year             -        -               -         (13,947)               -             (13,947)
Net income for the year                     -        -               -               -          162,079             162,079

                                   ----------  -------  --------------  ---------------  ---------------  ------------------
DECEMBER 31, 2005                  10,965,090  $10,965  $    1,823,629  $      ( 2,226)  $     (818,200)  $       1,014,168
                                   ==========  =======  ==============  ===============  ===============  ==================

    The accompanying notes are an integral part of these financial statements

                                                                              VICTORIA INDUSTRIES, INC.
                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              (EXPRESSED IN US DOLLARS)
-------------------------------------------------------------------------------------------------------

                                                                              FOR THE YEARS ENDED
                                                                          DECEMBER 31,    DECEMBER 31,
                                                                              2005            2004
                                                                         --------------  --------------
CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                    $     162,079   $     (92,321)
    Adjustments to reconcile net income (loss)
    to net cash in operating activities:
      Contributed services by shareholders                                      73,751          99,856
      Deferred tax (gain) expense                                              (18,152)         12,493
      Net accrued interest                                                     (16,053)              -
      Depreciation                                                                 423             119

    Changes in current assets and liabilities:
      (Increase) in accounts receivable                                     (1,629,951)       (175,865)
      Decrease (increase) in prepaid expenses and other current assets         108,374         (87,477)
      Decrease (increase) decrease in inventories                               36,321        (141,009)
      (Increase) in VAT receivable and other taxes prepaids                   (350,077)        (80,050)
      Increase in accounts payable                                             767,360          76,315
      Increase in taxes payable                                                 34,210             275
      Increase (decrease) increase in other accounts payable                   314,835            (433)
      Increase in interest payable                                               2,360               -
                                                                         --------------  --------------
  NET CASH FLOW FROM OPERATING ACTIVITY                                       (514,520)       (388,097)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds on borrowings from related parties                                409,039          49,904
                                                                         --------------  --------------
  NET CASH FLOW FROM FINANCING ACTIVITY                                        409,039          49,904

CASH PROVIDED BY (USED IN) INVESTING ACTIVITY:
    Promissory notes payments                                                  137,844               -
    Purchase of property, plant and equipment                                     (867)         (2,140)
                                                                         --------------  --------------
  NET CASH FLOW FROM INVESTING ACTIVITY                                        136,977          (2,140)

  Effect of exchange rate changes                                              (13,947)         21,849
                                                                         --------------  --------------

INCREASE (DECREASE) IN CASH:                                                    17,549        (318,484)
CASH, AT THE BEGINNING OF THE PERIOD                                            14,752         333,236

                                                                         --------------  --------------
CASH, AT THE END OF THE PERIOD                                           $      32,301   $      14,752
                                                                         ==============  ==============

     (1)  Cash paid for income tax in the amount of $53,099 and $1,369 the years ended December 31,
     2005 and 2004,  respectively.
     (2)  Cash  paid  for  interest in the amount of $5,780 and $0 for the years ended December 31,
     2005 and 2004,  respectively.

    The accompanying notes are an integral part of these financial statements

1.   NATURE  OF  BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Company") as of December 31, 2005 and 2004 were as follows:

OPERATING ENTITY              PRINCIPAL ACTIVITY      COUNTRY OF    DECEMBER 31,   DECEMBER 31,
                                                     INCORPORATION      2005           2004
                                                                             Control  %
-------------------------  ------------------------  -------------  -------------  -------------
Victoria Industries, Inc.  Holding company           United States             -              -
                                                     of America

Victoria Resources, Inc.   Marketing and             United States           100%           100%
                           distribution of forestry  of America
                           products

Victoria Lumber, LLC       Marketing and             Russian                 100%           100%
                           distribution of forestry  Federation
                           products

Victoria Sibwood                                     Russian                   0             67%
                                                     Federation

Coptent Trading Limited    Marketing and             Cyprus                  100%           100%
                           distribution of forestry
                           products

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Company is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation.

The number of employees of the Company at December 31, 2005 and 2004 was 9 and 10, respectively.

The principal customers of the Company are based in Eastern Siberia and Far East regions of Russia, and North provinces of China: Inner Mongolia and Heyluntszyan.

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

In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Company's assets reflected in the balances set out in the preparation of consolidated financial statements. While the company was profitable in 2005, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, its dependence on

    The accompanying notes are an integral part of these financial statements narrow customer base and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

Management of the Company plans to continue to recover its' losses that relates to prior periods through extensive marketing policy and flexible shipment terms being offered to its new clients for 2006. However, there is no assurance these policies will be successful.


2.   PRESENTATION  OF  FINANCIAL  STATEMENTS

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation" (SFAS 52). The functional currency of our Cyprus subsidiary is U.S. Dollars. The Russian subsidiary of the Company maintains its accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. Russian statutory accounting principles and procedures differ substantially from those generally accepted under US GAAP. Accordingly, the consolidated financial statements, which have been prepared from the Company's Russian statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

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

FUNCTIONAL AND REPORTING CURRENCY - The functional currency of the Company is the U.S. Dollar. Certain subsidiaries keep their financial records and transact most of its transactions in Russian Rubles, their functional currencies. Their financial statements have been translated into U.S. dollars using year end foreign exchange rates for assets and liabilities, average foreign exchange rates for income and expenses, and rates for common stock issuance that were in effect on the dates of the transactions. Translation differences from year to year resulting from varying exchange rates are reflected in other comprehensive income. Remeasurement differences from settlements of transactions in currencies other than the functional currency are reflected in the statement of income.

The prevailing exchange rates at December 31, 2005 was approximately 1 U.S. dollar to 28.78 Russian rubles. For the years ended 2005 and 2004, the average exchange rate for 1U.S. Dollar was 28.70 and 28.808, Russian rubles, respectively.


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements incorporate the financial statements of Victoria Industries, Inc. and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an invested enterprise so as to obtain benefits from its activities.

Where necessary, adjustments are made to the financial statements of subsidiaries to ensure the accounting policies are consistently applied.

    The accompanying notes are an integral part of these financial statements

All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

REVENUE RECOGNITION - For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

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

INVENTORIES - Inventories are stated at the lower of specifically identified cost or net realizable value. Cost comprises direct cost of products purchased, customs duties, and transportation and handling costs. Cost is calculated using specific identification method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

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

    The accompanying notes are an integral part of these financial statements

LOANS AND OTHER NON-BANK BORROWINGS - All loans and borrowings are initially recorded at the proceeds received, net of direct issue costs. After initial recognition all loans and borrowings are subsequently measured at amortized cost, which is calculated by taking into account any discount or premium on settlement.

VALUE ADDED TAX ON PURCHASES AND SALES - Value added taxes (VAT) related to sales is payable to tax authorities upon collection of receivables from customers. Input VAT is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

INCOME TAXES - Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109"), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or charged directly to equity, in which case the Deferred tax is also dealt with in equity.

FAIR VALUE OF THE FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash, accounts receivable, short term loans given, accounts payable and accrued liabilities and amounts due to directors. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

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

    The accompanying notes are an integral part of these financial statements

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

RETIREMENT BENEFIT COSTS - The operating entities of the Company situated in the Russian Federation contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred. No other retirement plans have been established.

SEGMENT REPORTING - The Company's business operations are located in the Russian Federation and relate primarily to marketing and distribution of forestry products. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Company as one reportable segment.

NEW ACCOUNTING PRONOUNCEMENTS - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to the prior periods` financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopts SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.


4.   FOUNDATION  AND  DISPOSAL  OF  SUBSIDIARIES

VICTORIA RESOURCES, INC. - 100%

In September 2003, the Company contributed $1,000 into the establishment of a wholly-owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of pursuing opportunities in the lumber resource sector.

VICTORIA LUMBER, LLC - 100%

In December 2003 the Company's subsidiary, Victoria Resources, Inc., contributed $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Chelyabinsk, Ural region of the Russian Federation.

Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products.

    The accompanying notes are an integral part of these financial statements

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

In February 2004 the Company and minority shareholder, Tomlesprominvest LLC, registered the increase in Victoria Sibwood, LLC share capital up to $1,000,000 with no change in 51%:49% respective ownership structure. In the first part of 2004 the Company contributed an additional $247,433 in order to comply with new capital structure. As of June 30, 2004 the minority shareholders did not contribute their share of the additional capital increasing Company's actual shareholding up to 67%.

In August 2004 the Company decided to terminate its interest in Victoria Siberian Wood, LLC, due to unresolved disputes with the minority shareholder. As of December 31, 2004 the Company transferred its 51% shareholding at the amount of total equity invested adjusted to the valuation of the Russian Ruble, $551,377, in exchange for an interest free long term note with the related party OOO TK Promtekhresurs (See Note 6). This transaction has been valued at the discounted amount of future receivable and net affect on disposal was reflected as of December 31, 2004.

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

          Less Related party receivable (Note 6)
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

    The accompanying notes are an integral part of these financial statements

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

COPTENT TRADING LTD - 100%

In April 2004 the Company's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.


5.   ACCOUNTS  RECEIVABLE

As of December 31, 2005 accounts receivable of $1,750,404 were mostly comprised of $1,387,924 receivable from Yun Chou and $342,288 receivable from Exintra for the forestry products sold. The company considers all receivables to be full collectable.


6.   RELATED  PARTY  RECEIVABLE

In August 2004 the Company decided to dispose of its shareholding in Siberian Wood LLC (See Note 4). As of December 31, 2004 the Company signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note of $551,377, and the Company believes this approximation equals to what that could be negotiated with a third party based on arms-length transaction terms. The current balance of the note receivable is as follows:

                                   AT COST      AT NET PRESENT
                                                    VALUE
                                                 DECEMBER 31,
                                                    2005
                              ---------------  ---------------
          March 31, 2006      $        68,922  $        68,387
          June 30, 2006                68,922           67,856
          September 30, 2005           68,922           67,330
          December 31, 2005            68,922           66,808
                              ---------------  ---------------
          CURRENT PORTION             275,688          270,381

          March 31, 2006               68,922           66,289
          June 30, 2006                68,923           65,776
                              ---------------  ---------------
          LONG TERM PORTION           137,844          132,065

                              ---------------  ---------------
          TOTAL               $       413,532  $       402,446
                              ===============  ===============

The net recovered amount of the investment has been discounted approximately at 3%, the estimated cost of capital as of December 31, 2005.

The net discounted amount of $402,446 is equal to the Company's balance of amount receivable in exchange of its` share in net assets of Siberian Wood LLC after redemption of two scheduled payments in the amount of $137,844.

    The accompanying notes are an integral part of these financial statements

7.  TAXES  RECEIVABLE

Taxes receivable balance of $404,325 as of December 31, 2005 is represented by VAT receivable and was discounted at 15% annual rate based on average six months turnover period.


8.   PREPAYMENTS  AND  OTHER  CURRENT  ASSETS

As of December 31, 2005 prepayments of $118,573 was comprised of advances to Cenex Continental, Victoria Coptent`s payment agent in order to purchase certain amounts of forestry products.


9.   INCOME  TAX

The Company's provision for income tax for the year ended December 31, 2005 was as follows:

                              12/31/2005
                             ------------
Current tax                  $    53,099
Deferred tax (gain) expense      (18,152)
                             ------------
TOTAL INCOME TAX CREDIT      $    34,947
                             ============

Deferred taxes reflect the net tax effects of temporary differences, due to the discounting of VAT receivable, between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The  change for the period in the Company's deferred tax position is as follows:

                                                 12/31/2005
                                                ------------
Net (liability) at the beginning of the period  $   (11,195)
Charged to income (expense) for the period           18,152
                                                ------------
NET ASSET AT THE END OF THE PERIOD              $     6,957
                                                ============

The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2005 is presented below:

                                           12/31/2005
                                          ------------
TEMPORARY DIFFERENCES THAT GIVE RISE TO
DEFERRED TAX ASSETS
  Valuation of VAT receivable             $    29,265
TOTAL                                     $    29,265

TEMPORARY DIFFERENCES THAT GIVE RISE TO
DEFERRED TAX LIABILITIES                         (279)

                                          ------------
NET DEFERRED TAX ASSET (LIABILITY)        $    28,986
                                          ============

    The accompanying notes are an integral part of these financial statements

The deferred tax assets as at December 31, 2005, calculated at effective Russian income tax rate of 24%, is consisted of the following:

                                     12/31/2005
                                    ------------
DEFERRED TAX ASSETS
  Valuation of VAT receivable       $     7,024
                                    ------------
TOTAL                               $     7,024

DEFERRED TAX LIABILITIES                    (67)

                                    ------------
NET DEFERRED TAX ASSET (LIABILITY)  $     6,957
                                    ============

The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company's income statement:

                                                     12/31/2005
                                                    ------------
Income (Loss) before income tax                     $   197,026
Theoretical income tax (benefit) at statutory rate       66,989
Adjustments due to:
    Non deductible fair value
    compensation adjustment                              25,075
    Other permanent differences                         (57,117)
                                                    ------------
INCOME TAX EXPENSE                                  $    34,947
                                                    ============

At December 31, 2005 the Company had a net operating loss carry forward for purposes of US federal income tax of approximately $230,000. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forward expires in 2024.


10.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment as of December 31, 2005 consisted of the following:

                           12/31/2005
                          ------------
Computer equipment        $     2,087
Accumulated Depreciation         (904)
                          ------------
NET BOOK VALUE            $     1,183
                          ============

    The accompanying notes are an integral part of these financial statements

11.  SHORT  TERM  BORROWINGS  FROM  RELATED  PARTIES

Borrowings from related parties of $77,925 as of December 31, 2005 are composed of

          - Advances from the shareholders as of December 31, 2005 in the amount of $62,925 represents non-interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

          - Borrowings from the former directors outstanding as of December 31, 2005 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.


12.   SHORT  TERM  LOANS

Short-term  loans  as  of  December  31,  2005  were  as  follows:

                                          %, CURRENCY      12/31/2005
                                      -------------------  -----------

Thor United Corporation                   12%, US Dollars  $   200,640
Sberbank - revolving credit facility  14%, Russian Rubles      173,732
Sberbank - cash credit                16%, Russian Rubles       34,667
                                                           -----------
TOTAL                                                      $   409,039
                                                           ===========

The short term loans from Sberbank outstanding as at December 31, 2005 are secured by the guarantees of several individual major shareholders and officers of the company. The credit line facility is also secured by property owned by related parties. The short term loan obtained from Thor United Corporation is secured by Victoria Industries` common stock. Proceeds of the loans were used mainly for immediate working capital requirements.

Interest expense for the years ended December 31, 2005 and 2004 was accrued in the amount of $8,140 and $0, respectively and represents the weighted average interest rate on pool of loans.


13.  TAXES  PAYABLE

Taxes payable as of December 31, 2005 consisted of the following:

                                        12/31/2005
                                        -----------
Income Tax - Coptent Trading (Cyprus)   $    32,364
Income tax - Victoria Lumber (Russian
Federation)                                   1,666
Taxes withheld from employees                   455
                                        -----------
TOTAL                                   $    34,485
                                        ===========

    The accompanying notes are an integral part of these financial statements

14.  OTHER  CURRENT  LIABILITIES

Other accounts payable of $334,326 as of December 31, 2005 were mostly comprised of $314,821 payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with Commission agreement.


15.  INTEREST  PAYABLE

As of December 31, 2005 the amount of $2,360 represents balance of interest accrued on short term loans obtained by the Company during 2005 (Note 12).


16.  COMMON  STOCK

There are 75,000,000 common shares authorized by the Company's Amended and Restated Certificate of Incorporation. There are 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and fully paid, outstanding as of December 31, 2005 and 2004.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company's entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the years ended December 31, 2005 and 2004.


17.  RELATED  PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence.

Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

For details of related party balances outstanding as of December 31, 2005 see Notes 4, 6 and 11.


18.  COMMITMENTS  AND  CONTINGENCIES

LEASE COMMITMENTS - The Company leases office space on a year by year basis and its outstanding lease commitments as of December 31, 2005, are presented as follows:

                              2006
                            -------
          Office lease       $8,339
                             ======

LITIGATION - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company. Management believes that the resolution of all

    The accompanying notes are an integral part of these financial statements business matters will not have a material impact on the Company's financial position or operating results.

RUSSIAN  FEDERATION  TAX  AND  REGULATORY  ENVIRONMENT  -  The government of the
Russian Federation continues to reform the business and commercial infrastructure in its transition to a market economy. As a result laws and regulations affecting businesses continue to change rapidly. These changes are characterized by poor drafting, different interpretations and arbitrary application by the authorities. In particular taxes are subject to review and investigation by a number of authorities enabled by law to impose fines and penalties. While the Company believes it has provided adequately for all tax liabilities based on its understanding of the tax legislation, the above facts may create tax risks for the Company.


19.  RISK  MANAGEMENT  POLICIES

.. The main risks inherent to the Company's operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Company's risk management policies in relation to those risks are as follows.

CREDIT RISK - The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.

The Company structures the levels of credit risk it undertakes by placing limits on the amount of risk accepted in relation to one customer, or groups of customers. Limits on the level of credit risk by customer are approved by the Credit Committee.

CURRENCY RISK - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the year ended December 31, 2005 were as follows:

               12/31/2005
               -----------
Yon Chou       $ 4,572,788
Exintra            398,489
FinRost            276,954
Other              104,782
               -----------
TOTAL          $ 5,353,013
               ===========

Customers are Russian and Chinese operating companies involved in construction and lumber trading.

Our main suppliers in excess of 5% over the cost of goods sold during the year ended December 31, 2005 were as follows:

    The accompanying notes are an integral part of these financial statements

                        12/31/2005
                        -----------
Stroitransservice       $ 2,028,951
Tekhkomservice            1,266,264
Exintra                     723,336
Sibcomvest                  135,950
                        -----------
TOTAL                   $ 4,154,501
                        ===========

INTEREST RATE RISK - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments. Currently, the Company's management approach to the interest risk limitation is borrowing at fixed rates.


20.  CONCENTRATION  OF  BUSINESS  RISK

The Company's business activities are within the Russian Federation. Laws and regulations affecting businesses operating in the Russian Federation are subject to rapid changes and the Company's assets and operations could be at risk due to negative changes in the political and business environment.


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

(a) During the most recent fiscal year and any subsequent interim periods there were no written or oral consultations between the Company and John A. Braden and Company, P.C. regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements that was considered an important factor by the Company in reaching a decision as to an accounting, auditing or financial issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304 (a)(2) of Regulation S-B.

     We reported the above changes in accountants on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (John A. Braden and Company, P. C.) and May 19, 2004 (BDO Unicon).

    The accompanying notes are an integral part of these financial statements

ITEM  8A.  CONTROLS  AND  PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2005 and 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this annual report has been prepared.

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


NAME                           POSITION              AGE  DATE FIRST ELECTED
                                                             OR APPOINTED
-----------------  --------------------------------  ---  -------------------
Albert Abdoulline  Chief Executive Officer,           41  June 23, 2003
                   Chief Financial Officer
                   Director
Victor Kislinskii  Vice-President of Victoria         50  September, 15, 2003
                   Industries and Victoria
                   Resources, Chief Executive
                   Officer of Victoria Lumber
Irina Dementieva   Chief Financial Officer of         45  September 29, 2003
                   Victoria Lumber
Leon Golden        Independent Director of Victoria   39  September 8, 2003
                   Industries


We  adopt the following procedure for Shareholder communications with Directors:

The Company receives mail from shareholders addressing all and any issues, most recently, a shareholder request to transfer the shares in his wife's name, question regarding the number of shares held by a specific shareholder, etc.

    The accompanying notes are an integral part of these financial statements

The Company provides any such letters to a member of the Board of Directors for review and to take further action. At this time, as the amount of mail is minimal, such questions/requests are not screened and are sent directly to a designated Board Member for review and further action.

The Board then determines whether the particular question/request can be answered or be assisted by the Company, in which case further steps are taken by the Company, or redirected to another, e.g. the transfer agent. Where the request is directed to a third party (most commonly to the Company's transfer agent) a notice is sent to the shareholder letting them know their request is being processed..

Any and all direct communications between shareholders and the Company and/or its Board Members are kept on file.


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

    The accompanying notes are an integral part of these financial statements

MR. LEON GOLDEN, Independent director of Victoria Industries, Inc. Mr.Golden has served on the board of Victoria Industries, Inc. as an independent director since September 2003. Mr. Golden graduated from Brooklyn College with a Bachelor of Arts degree in Economics in 1984. Mr. Golden received his CPA designation in
92. Since graduation before joining Victoria Industries Inc., Mr. Golden has provided accounting, tax and related advice to a number of US and international companies focusing on procedures and internal controls.


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

During the fiscal year ending December 31, 2005, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management's handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors. The Audit Committee met few times by teleconference during 2005.

For the fiscal year ended December 31, 2005, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended December 31, 2005, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company's independent auditor. Additional meetings were held with the independent auditor, with financial management present, to discuss the specific results of audit investigations and examinations and the auditor's judgments regarding any and all of the above issues. No significant issues were raised as the result of those discussions.

    The accompanying notes are an integral part of these financial statements

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the Securities and Exchange Commission.

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


ITEM  10.  EXECUTIVE  COMPENSATION

During 2005 the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company estimates the fair value of the management compensation for the periods of their respective services as follows:

NAME AND PRINCIPAL POSITION       FAIR   ACTUAL  FAIR VALUE
                                 VALUE   SALARY  ADJUSTMENT
-------------------------------  ------  ------  ----------
Albert Abdouline                 50,000       -      50,000
CEO, CFO of Victoria
Industries

Victor Kislinsky                 30,000   6,249      23,751
CEO, Victoria Lumber
                                 ------  ------  ----------
Total                            80,000   6,249      73,751
                                 ======  ======  ==========

In order to bring the amount of the 2005 management compensation in line with its fair value, the Company recognized an additional compensation expense of $73,751 that represented the fair value adjustment. The Company expects pay the senior management market-based salaries if and when the scope of our business justifies such salaries. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2005.

    The accompanying notes are an integral part of these financial statements

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

NAME AND ADDRESS OF BENEFICIAL OWNER              AMOUNT OF   PERCENT OF
                                                  BENEFICIAL     CLASS
                                                   INTEREST

------------------------------------------------  ----------  -----------

Inverness, Inc.                                    4,048,804        36.5%
556 Main Str., Hunkins Plaza
Charlestown, Nevis

Stockwell, Inc.                                    3,775,494        34.4%
556 Main Str., Hunkins Plaza
Charlestown, Nevis

High Peaks Corporation                               941,643         8.6%
556 Main Str., Hunkins Plaza
Charlestown, Nevis

Mr. Victor Kislinskii                                754,087         6.9%
65 Bratiev Kashirinykh Str.
Cheliabinsk, Russia

Mr. Albert Abdoulline                                100,791         0.9%
56A Komsomolsky Prospekt, Apt. 3,
Cheliabinsk, Russia, 454138

All executive officers and directors as a group      854,878         7.8%
(2 persons)


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

    The accompanying notes are an integral part of these financial statements

ITEM  13.  EXHIBITS  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

REPORTS  ON  FORM  8-K

A current report on Form 8K/A Item 4.01: Changes in the Company's Certifying Accountants and Item 9.01 Financial statements and Exhibits was filed on June 9, 2005.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - John A. Braden & Co. P.C for the year ended December 31, 2005

Consolidated  Balance  Sheet  as  of  December  31,  2005

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the years ended December 31, 2005 and 2004

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements for the year ended December 31, 2005


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

    The accompanying notes are an integral part of these financial statements

SUBSIDIARIES:

Victoria Resources Inc.
Victoria Lumber LLC
Coptent Trading Ltd


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES


AUDIT  FEES

The Audit Fees for year 2005 were for services associated with the consolidated U.S. GAAP audits and reviews of the applicable quarterly reports and offering memoranda rendered for the Company by Independent Registered Public Accounting Firm - John A. Braden & Co. P.C.

AUDIT-RELATED  FEES

During 2005, we have not paid any Audit-Related Fees.

TAX FEES

The Tax Fees for 2005 were mainly for services associated with tax compliance and other tax consulting services.


AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit
Committee pre-approves the engagement terms and fees of John A. Braden & Co. P.C. for all audit and non-audit services, including tax services.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2006                                Victoria Industries, Inc.


                                               /S/
                                            ---------------------------------
                                            Albert  Abdoulline
                                            President