Form 10KSB/A
period 2005-12-31
VICTORIA INDUSTRIES INC
filed 2006-04-13
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

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

     Transitional Small Business Disclosure Format (Check one): Yes __; No__

                                VICTORIA INDUSTRIES, INC.
                                       FORM 10-KSB/A
                                    TABLE OF CONTENTS



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