Form 10QSB
period 2006-03-31
VICTORIA INDUSTRIES INC
filed 2006-05-15
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-27189

                            VICTORIA INDUSTRIES, INC.
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

ISSUER'S TELEPHONE NUMBER: (212) 973-0063

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered
         Common shares                            OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check  weather the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act:                                                [_]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

                              PERSONS  WHO  ARE  TO RESPOND TO THE COLLECTION OF
                              INFORMATION  CONTAINED  IN  THIS  FORM  ARE  NOT
                              REQUIRED  TO  RESPOND  UNLESS  THE FORM DISPLAYS A
     SEC 2334 (3-06)          CURRENTLY  VALID  OMB  CONTROL  NUMBER.

Check weather the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is a disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  II of this Form 10-QSB or any
amendment  to  this  Form  10-QSB.                                           [_]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Act).                                    Yes  [_]  No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2006:

Common Stock; 10,965,090
------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [_]; No [X]

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

                                                    TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                                       Page
                                                                                                                    ----
Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets - March 31, 2006 and December 31, 2005. . . . . . . . . . . . . . . .  . . .

            Consolidated Statements of Operations and Comprehensive Income (Loss) - for the three months ended
            March 31, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit) - March 31, 2006 and
            December 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            Consolidated Statements of Cash Flows - for the three months ended March 31, 2006 and 2005 . . . . . . .

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

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

                                                                                  VICTORIA INDUSTRIES, INC.
                                                                                CONSOLIDATED BALANCE SHEETS
                                                                                  (EXPRESSED IN US DOLLARS)
                                                                                                  UNAUDITED

-----------------------------------------------------------------------------------------------------------

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2006           2005
                                                                             --------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $       3,186   $      32,301
  Accounts receivable                                                            2,704,175       1,750,404
  Related party receivable - current portion                                       270,381         270,381
  Taxes receivable                                                                 392,421         404,325
  Inventories                                                                       47,930               -
  Prepayments and other current assets                                             140,304         118,573
  Deferred tax asset                                                                 6,749           6,957

                                                                             --------------  --------------
    Total current assets                                                         3,565,146       2,582,941

Property, plant and equipment, net                                                   1,131           1,183
Related party receivable                                                            66,290         132,065

                                                                             --------------  --------------
TOTAL ASSETS                                                                 $   3,632,567   $   2,716,189
                                                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties                                 $      77,925   $      77,925
  Short term bank loans                                                            416,571         409,039
  Accounts payable                                                               1,835,918         843,886
  Taxes payable                                                                     47,284          34,485
  Other current liabilities                                                        120,844         334,326
  Interest payable                                                                   6,926           2,360

                                                                             --------------  --------------
    Total current liabilities                                                    2,505,468       1,702,021

Commitments and Contingencies (Note 19)                                                  -               -


STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding          10,965          10,965
  Additional paid-in capital                                                     1,833,477       1,823,629
  Accumulated deficit                                                             (727,455)       (818,200)
  Accumulated other comprehensive income (loss)  - foreign currency                 10,112          (2,226)

                                                                             --------------  --------------
Total stockholders' equity                                                       1,127,099       1,014,168

                                                                             --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   3,632,567   $   2,716,189
                                                                             ==============  ==============

          The accompanying notes are an integral part of the consolidated financial statements

                                                VICTORIA INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                          (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                UNAUDITED

-------------------------------------------------------------------------

                                                FOR THE PERIODS ENDED
                                               MARCH 31,      MARCH 31,
                                                 2006            2005
                                             -------------  -------------
                                                            <C >
REVENUES                                     $  2,455,164   $   594,204

COST OF SALES                                  (2,102,014)      (406,546)
                                             -------------  -------------
                                                  353,150        187,658

OPERATING EXPENSES
Sales, general and administrative                (178,022)      (184,657)
Compensation                                       (9,848)       (19,389)
Professional fees                                  (9,469)             -
Depreciation and amortization                        (151)           (77)
                                             -------------  -------------

OPERATING INCOME (LOSS)                           155,660        (16,465)

OTHER INCOME (EXPENSE)
Interest income                                     4,164          4,099
Interest expense                                  (11,487)          (315)
Foreign exchange loss                             (42,916)        (1,814)
Other expense, net                                      -         (1,997)
                                             -------------  -------------

INCOME (LOSS) BEFORE TAX                          105,421        (16,492)

FOREIGN INCOME TAX                                (14,676)         4,620
                                             -------------  -------------

NET INCOME (LOSS)                                  90,745        (11,872)
                                             -------------  -------------

Other comprehensive (loss) income
  Foreign currency translation income (loss)       12,338         (1,147)
                                             -------------  -------------

COMPREHENSIVE INCOME (LOSS)                  $    103,083   $    (13,019)
                                             =============  =============

BASIC INCOME (LOSS) PER SHARE
  From Continuing operations                 $       0.01   $     (0,001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     10,965,090     10,965,090

     The accompanying notes are an integral part of the consolidated financial statements

                                                                                                       VICTORIA INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                                                       UNAUDITED
                                                                                 (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------------

                                               COMMON STOCK      ADDITIONAL     ACCUMULATED     ACCUMULATED         TOTAL
                                                                   PAID-IN         OTHER         (DEFICIT)      STOCKHOLDERS'
                                                                   CAPITAL     COMPREHENSIVE                        EQUITY
                                              SHARES    AMOUNT                    (LOSS)                      (CAPITAL DEFICIT)
                                            ----------  -------  -----------  ---------------  -------------  ------------------
DECEMBER 31, 2004                           10,965,090  $10,965  $ 1,749,878  $       11,721   $   (980,279)  $         792,285

Contributed services                                 -        -       73,751               -              -              73,751
Comprehensive loss for the year                      -        -            -         (13,947)             -             (13,947)
Net income for the year                              -        -            -               -        162,079             162,079

                                            ----------  -------  -----------  ---------------  -------------  ------------------
DECEMBER 31, 2005                           10,965,090   10,965    1,823,629          (2,226)      (818,200)          1,014,168
                                            ----------  -------  -----------  ---------------  -------------  ------------------

Contributed services                                 -        -        9,848               -              -               9,848
Comprehensive income (loss) for the period           -        -            -          12,338              -              12,338
Net income for the period                            -        -            -               -         90,745              90,745

                                            ----------  -------  -----------  ---------------  -------------  ------------------
MARCH 31,2006                               10,965,090  $10,965  $ 1,833,477  $       10,112   $   (727,455)  $       1,127,099
                                            ==========  =======  ===========  ===============  =============  ==================

--------------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of the consolidated financial statements

                                                                      VICTORIA INDUSTRIES, INC.
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (EXPRESSED IN US DOLLARS)
                                                                                      UNAUDITED
-----------------------------------------------------------------------------------------------

                                                                        FOR THE PERIODS ENDED
                                                                        MARCH 31,    MARCH 31,
                                                                          2006         2005
                                                                       -----------  -----------
CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss) from continuing operations for the period          $   90,745   $  (11,872)
  Adjustments to reconcile net income (loss) from continuing operations to net cash in operating activities:
    Contributed services by shareholders                                    9,847       19,389
    Deferred tax expense (gain)                                               208      (11,236)
    Depreciation                                                              151           77

  Changes in current assets and liabilities:
    Net accrued interest (gain), net                                       (3,149)      (4,099)
    (Increase) in accounts receivable                                    (953,771)    (254,885)
    (Increase) decrease in prepaid expenses and other current assets      (21,731)      90,745
    (Increase) in inventories                                             (47,930)     (49,400)
    Decrease (increase) in VAT receivable and other taxes prepaids         11,904      (60,308)
    Increase in accounts payable                                          992,032      279,175
    Increase in taxes payable                                              12,591        5,986
    (Decrease) increase in other accounts payable                        (213,482)      28,619
    Increase in interest payable                                            4,566            -
                                                                       -----------  -----------
NET CASH FLOW FROM OPERATING ACTIVITY                                    (118,019)      32,191

CASH PROVIDED BY FINANCING ACTIVITIES:
  Short term loans received                                                 7,532            -
                                                                       -----------  -----------
NET CASH FLOW FROM FINANCING ACTIVITY                                       7,532            -

CASH USED IN INVESTING ACTIVITY:
  Related party promissory note repaid                                     68,922            -
                                                                       -----------  -----------
NET CASH FLOW FROM INVESTING ACTIVITY                                      68,922            -

Effect of exchange rate changes                                            12,450       (1,147)
                                                                       -----------  -----------

INCREASE (DECREASE) IN CASH:                                              (29,115)      31,044
CASH, AT THE BEGINNING OF THE PERIOD                                       32,301       14,752

                                                                       -----------  -----------
CASH, AT THE END OF THE PERIOD                                         $    3,186   $   45,796
                                                                       ===========  ===========

     (1) Cash paid for income tax in the amount of $844 and $6,616 for the three months ended March 31, 2006 and 2005, respectively.

     (2) Cash paid in the amount of $5,550 and $None for the three months ended March 31, 2006 and 2005, respectively.


      The accompanying notes are an integral part of the consolidated financial statements

     1.   NATURE  OF  BUSINESS


     Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

     The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Company") as of March 31, 2006 and December 31, 2005 were as follows:

     OPERATING ENTITY              PRINCIPAL ACTIVITY       COUNTRY OF    MARCH 31,   DECEMBER 31,
                                                           INCORPORATION     2006         2005
                                                                                CONTROL %
     -------------------------  -------------------------  -------------  ----------  -------------
     Victoria Industries, Inc.  Holding company            United States          -              -
                                                           of America

     Victoria Resources, Inc.   Marketing and              United States        100%           100%
                                distribution of forestry   of America
                                products

     Victoria Lumber, LLC       Marketing and              Russian              100%           100%
                                distribution of forestry   Federation
                                products

     Coptent Trading            Marketing and              Cyprus               100%           100%
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

     The number of employees of the Company as at March 31, 2006 and December 31, 2005 amounted to 9.

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

     In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Company's assets reflected in the balances set out in the preparation of consolidated financial statements. While the company was profitable in 2005 and the first quarter of 2006, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, its dependence on a narrow customer base and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

     Management of the Company plans to continue to recover its' losses that relates to prior periods through extensive marketing policy and flexible shipment terms being offered to its new clients for 2006. However, there is no assurance these policies will continue to be successful.


2.   PRESENTATION  OF  FINANCIAL  STATEMENTS

     BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52). The functional currency of our Cyprus subsidiary is U.S. Dollars. The Russian subsidiary of the Company maintains it is accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. Russian statutory accounting principles and procedures differ substantially from those generally accepted under US GAAP.
     Accordingly, the consolidated financial statements, which have been prepared from the Company's Russian statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

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

     FUNCTIONAL AND REPORTING CURRENCY - The functional currency of the Company is the U.S. Dollar. Certain subsidiaries keep their financial records and transact most of their transactions in Russian Rubles, their functional currencies. Their financial statements have been translated into U.S. dollars using period end foreign exchange rates for assets and liabilities, average foreign exchange rates for income and expenses, and rates for common stock issuance that were in effect on the dates of the transactions. Translation differences from year to year resulting from varying exchange rates are reflected in other comprehensive income. Remeasurement differences from settlements of transactions in currencies other than the functional currency are reflected in the statement of income.

     The prevailing exchange rates as at March 31, 2006 and December 31, 2005 were approximately 1 U.S. dollar to 27.76 and 28.78 Russian rubles, respectively. For the periods ended March 31, 2006 and 2005, the average exchange rate for 1U.S. Dollar was 28.16 and 27.84, Russian rubles, respectively.

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

     INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost comprises direct cost of products purchased, customs duties, transportation and handling costs. Cost is calculated using the specific identification method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

     ACCOUNTS RECEIVABLE - Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts. The provision for uncollectable accounts is estimated based on credit history of particular customers.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash, accounts receivable, short term loans given, accounts payable and accrued liabilities and amounts due to directors. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

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

     VICTORIA LUMBER, LLC - 100%

     In December 2003 the Company's subsidiary, Victoria Resources, Inc., contributed approximately $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Chelyabinsk, Ural region of the Russian Federation.

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


5.   ACCOUNTS  RECEIVABLE

     As of March 31, 2006 and December 31, 2005 accounts receivable were mostly comprised of $2,551,612 and $1,387,924, respectively, receivable from Yun Chou and $145,583 and $342,288, respectively, receivable from Exintra for the forestry products sold. No provision was accrued as management of the company considers all receivables to be fully collectible.


6.   RELATED  PARTY  RECEIVABLE

     In August 2004 the Company decided to dispose of its shareholding in Siberian Wood LLC. As of December 31, 2004 the Company signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note of $551,377, and the Company believes this approximation equals to what that could be negotiated with a third party based on arms-length transaction terms. The current balance of the note receivable is as follows:

                                   AT COST          AT NET PRESENT
                                                         VALUE
                                                       MARCH 31,
                                                         2006
                                   ---------------  ---------------
               June 30, 2006       $        68,922           68,387
               September 30, 2006           68,922           67,856
               December 31, 2006            68,922           67,330
               March 31, 2007               68,922           66,808
                                   ---------------  ---------------
               CURRENT PORTION             275,688          270,381

               June 30, 2007                68,922           66,290
                                   ---------------  ---------------
               LONG TERM PORTION            68,922           66,290

                                   ---------------  ---------------
               TOTAL               $       344,610  $       336,671
                                   ===============  ===============

     The net recovered amount of the investment has been discounted approximately at 3%, the estimated cost of capital as of December 31, 2004.

     As of March 31, 2006, the net discounted amount of $336,671 equals to the Company's balance of amount receivable in exchange of its` share in net assets of Siberian Wood LLC after redemption of three scheduled payments in the amount of $206,766.


7.   TAXES  RECEIVABLE

     As of March 31, 2006 and December 31, 2005, taxes receivable consisted of VAT receivable of $392,421 and $404,325, respectively, and were discounted at 15% annual rate based on average six months turnover period.


8.   INVENTORIES

     Inventories as of March 31, 2006 and December 31, 2005 consisted of the following:

                                3/31/2006   12/31/2005
                                ----------  ----------
     Hardwood lumber            $   47,930           -
                                ----------  ----------
     TOTAL                      $   47,930           -
                                ==========  ==========

     As of March 31, 2006 and December 31, 2005 hardwood lumber was valued at the lower of specific identification cost or market.


9.   PREPAYMENTS  AND  OTHER  CURRENT  ASSETS


     As of March 31, 2006 and December 31, 2005 prepayments consisted mainly of $137,738 and $118,573, respectively representing advances to the Company's payment agent in order to purchase certain amounts of forestry products.


10.  INCOME  TAX

     The Company's provision for income tax for the periods ended March 31, 2006 and December 31, 2005 were as follows:

                                            3/31/2006    12/31/2005

                                            ----------  ------------

     Current tax                            $   14,468  $    53,099
     Deferred tax (gain) expense                   208      (18,152)
                                            ----------  ------------
     TOTAL INCOME TAX CREDIT                $   14,676  $    34,947
                                            ==========  ============

     Deferred taxes reflect the net tax effects of temporary differences, due to the discounting of VAT receivable, between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the periods in the Company's deferred tax position is as follows:

                                                  3/31/2006    12/31/2005

                                                 -----------  ------------

     Net (liability) asset  at the beginning of
     the period                                  $    6,957   $   (11,195)

     Charged to income (expense) for the period        (208)       18,152
                                                 -----------  ------------

     NET ASSET  AT THE END OF THE PERIOD         $    6,749   $     6,957
                                                 ===========  ============

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at March 31, 2006 and December 31, 2005 is presented below:

                                               3/31/2006    12/31/2005

                                              -------------------------
     TEMPORARY DIFFERENCES THAT GIVE RISE TO
     DEFERRED TAX ASSETS
     Valuation of VAT receivable              $   28,251   $    29,265
                                              -------------------------
     TOTAL                                    $   28,251   $    29,265

     TEMPORARY DIFFERENCES THAT GIVE RISE TO
     DEFERRED TAX LIABILITIES                       (129)         (279)

                                              -------------------------
     NET DEFERRED TAX ASSET                   $   28,122   $    28,986
                                              =========================

     The deferred tax assets as at March 31, 2006 and December 31, 2005, calculated at effective Russian income tax rate of 24%, is consisted of the following:

                                     3/31/2006    12/31/2005

                                    -----------  ------------
     DEFERRED TAX ASSETS
       Valuation of VAT receivable  $    6,780   $     7,024
                                    -----------  ------------
     TOTAL                               6,780         7,024
     DEFERRED TAX LIABILITIES              (31)          (67)
                                    -----------  ------------
     NET DEFERRED TAX ASSET         $    6,749   $     6,957
                                    ===========  ============

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company's income statement:

                                                3/31/2006    12/31/2005

                                               -----------  ------------
     Income (loss) before income tax and
     minority interest                         $  105,421   $   197,026
     Theoretical income tax at statutory rate      35,843        66,989
     Non deductible fair value compensation
     adjustment                                     3,348        25,075
                                                  (24,515)      (57,117)
                                               -----------  ------------
                                               $   14,676   $    34,947
                                               ===========  ============

     At March 31, 2006 and December 31, 2005 the Company had a net operating loss carry forwards for purposes of US federal income tax of approximately $140,000 and $230,000. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forward expires in periods from 2022 to 2024.

11.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment as of March 31, 2006 and December 31, 2005 consisted of the following:

                                     3/31/2006    12/31/2005

                                    -----------  ------------
          Computer equipment        $    2,164   $     2,087
          Accumulated Depreciation      (1,033)         (904)
                                    -----------  ------------
          NET BOOK VALUE            $    1,131   $     1,183
                                    ===========  ============

12.  SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties of $77,925 as of March 31, 2006 and December 31, 2005 were composed of

- Advances from the shareholders as of March 31, 2006 and December 31, 2005 in the amount of $62,925 represents non-interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

- Borrowings from the former directors outstanding as of March 31, 2006 and December 31, 2005 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.


13.  SHORT  TERM  LOANS

     Short-term loans as of March 31, 2006 and December 31, 2005 were as follows:

                                              %,       3/31/2006   12/31/2005
                                           CURRENCY

                                         ------------  ----------  -----------
     Thor United Corporation                12%, US
                                            Dollars    $  200,640  $   200,640
     Sberbank-revolving credit facility  14%, Russian
                                             Rubles       180,115      173,732
     Sberbank -cash credit               16%, Russian
                                             Rubles        35,816       34,667
                                                       ----------  -----------

         TOTAL                                         $  416,571  $   409,039
                                                       ==========  ===========

     The short term loans from Sberbank outstanding as of March 31, 2006 and December 31, 2005 were secured by the guarantees of several individual major shareholders and officers of the company (See also Note 22). The credit line facility is also secured by property owned by related parties. The short term loan obtained from Thor United Corporation is secured by Victoria Industries` common stock (See also Note 16). Proceeds of the loans were used mainly for immediate working capital requirements.

     Interest expense for the three months ended March 31, 2006 and 2005 was accrued in the amount of $11,487 and $None, respectively and represents the weighted average interest rate of pool of loans.

14.  TAXES  PAYABLE

     Taxes payable as of March 31, 2006 and December 31, 2005 consisted of the following:

                                          3/31/2006   12/31/2005

                                          ----------  -----------

          Income Tax- Coptent Trading     $   45,988  $    32,364
          Taxes withheld from employees          679          455
          Income Tax-Victoria  Lumber
            (Russian Federation)                   -        1,666
          Other taxes                            617            -
                                          ----------  -----------
          TOTAL                           $   47,284  $    34,485
                                          ==========  ===========

15.  OTHER  CURRENT  LIABILITIES

     Other accounts payable of $120,844 and $334,326 as of March 31, 2006 and December 31, 2005 were mostly comprised of $88,508 (2005: $314,821) payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with Commission agreement.

16.  INTEREST  PAYABLE

     As of March 31, 2006 and December 31, 2005 the amount of $6,926 and $2,360 represents balance of interest accrued on short term loans obtained by the Company during 2005 (Note 13).


17.  COMMON  STOCK

     There are 75,000,000 common shares authorized by the Company's Amended and Restated Certificate of Incorporation. There are 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and fully paid, outstanding as of March 31, 2006 and December 31, 2005.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company's entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the periods ended March 31, 2006 and December 31, 2005.

18.  RELATED  PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence.

     Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

     For details of related party balances outstanding as of March 31, 2006 and December 31, 2005 see Notes 4, 6 and 12.

19.  COMMITMENTS  AND  CONTINGENCIES

     LEASE COMMITMENTS -- The Company leases office space on a year by year basis and its outstanding lease commitments as of March 31, 2006, are presented as follows:

                                    2006
                                  -------

               Office lease       $ 4,690
                                  -------
               TOTAL              $ 4,690
                                  =======

     LITIGATION - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company. Management believes that the resolution of all business matters will not have a material impact on the Company's financial position or operating results.

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


20.  RISK  MANAGEMENT  POLICIES

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

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the periods ended March 31, 2006 and 2005 were as follows:

                                   3/31/2006   3/31/2005

                                   ----------  ----------
     Yon Chou                      $2,406,788  $  594,204
     Exintra                           48,376           -
                                   ----------  ----------
     TOTAL                         $2,455,164  $  594,204
                                   ==========  ==========

     Customers are Russian and Chinese operating companies involved in construction and lumber trading.

     Our main suppliers in excess of 5% over the cost of goods sold during for the periods ended March 31, 2006 and 2005 were as follows:

                                  3/31/2006   3/31/2005

                                  ----------------------
     Exintra                      $1,222,030  $  406,546
     Stroitransservice               879,984           -
                                  ----------------------
     TOTAL                        $2,102,014  $  406,546
                                  ======================

     INTEREST RATE RISK - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments. Currently, the Group management approach to the interest risk limitation is borrowing at fixed rates.


21.  CONCENTRATION  OF  BUSINESS  RISK

     The Company's business activities are presently limited to the Russian Federation, China, Mongolia, and Cyprus. Laws and regulations affecting businesses operating in the these countries are subject to rapid changes and the Company's assets and operations could be at risk due to negative changes in the political and business environment.


22.  SUBSEQUENT  EVENTS

     During April 2006 the Company repaid in full the balance due to Sberbank outstanding as of March 31, 2006 in the amount of $35,816 together with the respective accrued interest.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITION AND OPERATIONS

DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------


RESULTS OF OPERATIONS

Revenues recognized for the periods ended March 31, 2006 and 2005 amounted to $2,455,164 and $594,204, respectively. Cost of sales for the respective periods, 2006 and 2005, consisted mainly of purchased logs and transportation cost in amounts of $2,102,014 and $406,546, respectively.

The significant increase in sales for the three months of 2006 was mostly due to the increased volumes of birch, larch and pine in amounts of $2,147,608 (9,908 cubic meters), $241,704 (2,946 cubic meters), and $65,852 (974 cubic meters), respectively.

Cost of sales for the three month ended March 31, 2006 consisted primarily of birch, larch and pine purchase costs and transportation expenses amounting to $1,894,780, $142,391, and $64,843, respectively.

Prices for our products are subject to volatility depending on seasonal demand for forestry products and the relatively low gross margin in the first quarter of 2006 was a result of unfavorable market conditions.

No assurance can be given as to if and when we become an established supplier and as to whether or not this would allow us to sell at prevailing market prices. We also expect to secure better terms from our suppliers, which may further improve our gross margin in the future. There is no assurance as to when and if these will be achieved.

Trade accounts receivable as of March 31, 2006 and December 31, 2005, were comprised of amounts receivable for forestry products delivered to customers in the amount of $2,704,175 and $1,750,404. The significant increase in 2006 as compared to 2005 was due to the increased volumes of forestry products sold. Based on the contracts terms with customers and on the Company's management estimates no provision for the doubtful debt is required, as all outstanding amounts are considered to be recoverable. Other accounts receivable are comprised mostly of prepayments for forestry products in the amounts of $137,738 and $118,573, respectively.

The long term assets of the Company as of March 31, 2006 and December 31, 2005 were represented by the long term related party receivable and property, plant and equipment in the amounts of $66,290 (2005:$132,065) and $1,131 (2005:$1,183), respectively. The current portion of related party receivable is reflected as short term receivable in amount of $270,381 (2005: $270,381).

Current liabilities of the Company as of March 31, 2006 and December 31, 2005 mainly consisted of the trade payable in amount of $1,835,918 (2005: $843,886), short term borrowings from related parties of $77,925 (2005: $77,925) and other accounts payable of $120,844 (2005: $334,326), respectively. Other accounts payable are represented mostly by payable to Exintra, the Company's commissioner for logistic services that are reimbursed by the Company in accordance with the terms of Commission agreement. There were no long term liabilities as of March 31, 2006 and December 31, 2005.

During the periods ended March 31, 2006 and 2005, we incurred total operating expenses of $197,490 and $204,123, respectively, consisting mainly of sales, general and administrative expenses of $178,022 (2005: $184,657), compensation expense of $9,848 (2005:
$19,389)  and  professional  fees  of  $9,469  (2005:  $none).

Compensation expense for the periods ended March 31, 2006 and 2005 represents the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the periods ended March 31, 2006 and 2005 include transportation and transportation related costs ($134,440 and $158,612, respectively), commission ($6,455 and $7,175, respectively), legal and professional services ($9,797 and $216, respectively), payroll and related taxes ($9,156 and $4,952), as well as rent expenses ($6,724 and $3,659, respectively). Decrease in transportation expenses incurred during the period ended March 31, 2006 was due to change in Coptent's delivery terms from EXW to DAF under which all transportation expenses are carried by a purchaser of forestry products.

Professional fees expenses for the periods ended March 31, 2006 and 2005 mostly consisted of audit fees of $8,921 and $none, and legal and filing fees of $548 and $None, respectively. Professional fees were required to maintain the Company's status as a publicly traded company.

Depreciation and amortization expense for the periods ended March 31, 2006 and 2005 amounted to $151 and $77, respectively.

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


CAPITAL  EXPENDITURES

As at March 31, 2006 and December 31, 2005 the Company did not have significant fixed assets as it operated solely as a trader and not a producer.

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

In the first quarter of 2006 we recognized a net profit of $90,745. As of March 31, 2006 the Company had total current assets of $3,565,146 and total current liabilities of $2,505,468. As of March 31, 2006, the Company had cash balance of $3,186 and a working Capital surplus of $1,059,678, respectively.

GOING  CONCERN

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. Although operations were profitable in 2005 and the first quarter of 2006, there continues to be substantial doubt about our ability to continue as a going concern as we are just commencing operations and have no assurance that profitable operations will continue. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CASHFLOW

Cash (used in) provided by operating activities for the periods ended March 31, 2006 and 2005 amounted to $(118,019) and $32,191, respectively. Cash outflow for the period ended March 31, 2006 was primarily caused by the increase in trade accounts receivable of $953,771 (2005: $254,885), inventories of $47,930 (2005:
$49,400), in prepaid expenses and other current assets of $21,731 (2005: decrease of $90,745) as well as decrease in other accounts payable of $213,482 (2005: increase of $28,619). The aggregate outflow exceeded the cash inflow resulting from the increase in accounts payable of $992,032 (2005: $279,175).

Cash provided by financing activities during three months ended March 31, 2006 and 2005 was due to short term loans received in amount of $7,532 (2005: $None).

In the first quarter 2006 cash provided by investing activities was due to repayment of related party note receivable in amount of $68,922.

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

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

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


LIMITED  PUBLIC  MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of May 12, 2006 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.


POLITICAL  RISKS

The markets in Russia, China and Mongolia are monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in lumber opportunities.

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

EXPOSURE TO FOREIGN EXCHANGE RATE FLUCTUATIONS

The majority of our operations being located in the Russian Federation, China and Mongolia, and the majority of our expenses were denominated in Russian rubles. We currently do not and do not plan in the near future to engage in hedging our exposure to changing foreign exchange rates. Any unfavorable changes in the relevant foreign exchange rates may have a material effect on our financials and performance.


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

ITEM  4.  CONTROLS  AND  PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this annual report has been prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

REPORTS  ON  FORM  8-K
A current report on Form 8K/A Item 4.01: Changes in the Company's Certifying Accountants and Item 9.01 Financial statements and Exhibits was filed on June 9, 2005.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated  Balance  Sheets  as  of  March  31,  2006  and  December  31, 2005

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended March 31, 2006 and December 31, 2005.

Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to the Consolidated Financial Statements for the three months ended March 31, 2006 and the year ended December 31, 2005.

EXIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-B

Articles of Incorporation and Corporate Charter of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4,
2000)

By-laws of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

Exhibit 31.1 - Section 302 Certification
Exhibit 31.2 - Section 302 Certification
Exhibit 32.1 - Section 906 Certification
Exhibit 32.2 - Section 906 Certification


* Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000


*  CERTAIN  PARTS  OF  THIS DOCUMENT HAVE NOT BEEN DISCLOSED AND HAVE BEEN FILED
SEPARATELY WITH THE SECRETARY, SECURITIES AND EXCHANGE COMMISSION, AND IS SUBJECT TO A CONFIDENTIAL TREATMENT REQUEST PURSUANT TO RULE 24B-2 OF THE SECURITIES ACT OF 1934.


SUBSIDIARIES:

As at March 31, 2006 and December 31, 2005

Victoria  Resources  Inc.
Victoria  Lumber  LLC
Coptent  Trading  Ltd



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006                    Victoria Industries, Inc.


                                      /s/ Albert Abdoulline
                                      --------------------------------
                                      Albert  Abdoulline
                                      President