Form 10QSB
period 2006-06-30
VICTORIA INDUSTRIES INC
filed 2006-08-14
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2006

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

       551 Fifth Avenue, Suite 2020
             New York, New York                           10017
  (Address of principal executive office)               (Zip Code)

ISSUER'S TELEPHONE NUMBER: (212) 973-0063

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class           Name of each exchange on which registered
           Common shares                          OTC Bulleting Board


Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check  weather the issuer is not required to file reports pursuant to Section 13
or  15(d)  of  the  Exchange  Act:                                           [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

                   PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                   CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
SEC 2337 (12-05)   FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

Check weather the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  [ ]  No  [x]

Check if there is a disclosure of delinquent filers in response to Hem 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB.
[ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          Yes [ ] No [x]

Issuer's revenues for its most recent fiscal year:    $5,353,013

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of August 14, 2006 within past 60 days: $6,549,049

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2006:

Common Stock; 10,965,090
------------------------

Transitional Small Business Disclosure Format (Check  one):  Yes [ ];  No [x]

VICTORIA INDUSTRIES, INC.

FORM 10-QSB


                                                 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets - June 30, 2006 and December 31, 2005

            Consolidated Statements of Operations and Comprehensive Income (Loss) - for the six months ended
            June 30, 2006 and 2005

            Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit) - June 30, 2006 and
            December 31, 2005

            Consolidated Statements of Cash Flows - for the six months ended June 30, 2006 and 2005

            Notes to Unaudited Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Principal Condition and Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Item 4.     Controls and Procedures

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                                                                                        VICTORIA INDUSTRIES, INC.
                                                                                      CONSOLIDATED BALANCE SHEETS
                                                                                        (EXPRESSED IN US DOLLARS)
-----------------------------------------------------------------------------------------------------------------

                                                                                  JUNE 30, 2006      DECEMBER 31,
                                                                                    (UNAUDITED)         2005
                                                                                 ----------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $         1,643   $      32,301
  Accounts receivable                                                                  3,341,407       1,750,404
  Related party receivable - current portion                                             270,381         270,381
  Taxes receivable                                                                       351,806         404,325
  Inventories                                                                             16,717               -
  Prepayments and other current assets                                                         -         118,573
  Deferred tax asset                                                                       6,111           6,957

                                                                                 ----------------  --------------
    Total current assets                                                               3,988,065       2,582,941

Property, plant and equipment, net                                                         1,007           1,183
Related party receivable - long term portion                                                   -         132,065

                                                                                 ----------------  --------------
TOTAL ASSETS                                                                     $     3,989,072   $   2,716,189
                                                                                 ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties                                     $        77,925   $      77,925
  Short term bank loans                                                                  184,638         409,039
  Accounts payable                                                                     2,099,727         843,886
  Taxes payable                                                                           60,362          34,485
  Other current liabilities                                                              436,997         334,326
  Interest payable                                                                             -           2,360

                                                                                 ----------------  --------------
    Total current liabilities                                                          2,859,649       1,702,021

Commitments and Contingencies (Note 19)                                                        -               -


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding  as
  of June 30, 2006 and December 31, 2005                                                  10,965          10,965
  Additional paid-in capital                                                           1,843,137       1,823,629
  Accumulated (deficit )                                                                (644,877)       (818,200)
  Accumulated other comprehensive (loss)  - foreign currency                             (79,802)         (2,226)

                                                                                 ----------------  --------------
Total stockholders' equity                                                             1,129,423       1,014,168

                                                                                 ----------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     3,989,072   $   2,716,189
                                                                                 ================  ==============

     The accompanying notes are an integral part of the consolidated financial statements

                                                       VICTORIA INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                       UNAUDITED
--------------------------------------------------------------------------------

                                                FOR THE SIX MONTHS ENDED
                                                JUNE 30,        JUNE 30,
                                                  2006            2005
                                             --------------  --------------
REVENUES                                     $   4,842,025   $   1,810,990

COST OF SALES                                   (4,123,579)     (1,426,411)
                                             --------------  --------------

GROSS PROFIT                                       718,446         384,579

OPERATING EXPENSES
Sales, general and administrative                 (386,627)       (282,434)
Compensation                                       (19,508)        (38,806)
Professional fees                                  (43,262)              -
Depreciation and amortization                         (312)            (76)
                                             --------------  --------------

OPERATING INCOME                                   268,737          63,263

OTHER INCOME (EXPENSE)
Interest income                                      9,747           7,219
Interest expense                                   (23,708)              -
Foreign exchange loss                              (50,876)              -
Other expense, net                                       -         (30,447)
                                             --------------  --------------

INCOME BEFORE TAX                                  203,900          40,035

FOREIGN INCOME TAX                                 (30,577)         (7,968)
                                             --------------  --------------

NET INCOME                                         173,323          32,067
                                             --------------  --------------

Other comprehensive (loss)
  Foreign currency translation  (loss)             (77,576)        (12,170)
                                             --------------  --------------

COMPREHENSIVE INCOME (LOSS)                  $      95,747   $      19,897
                                             ==============  ==============

BASIC INCOME PER SHARE
  From Continuing operations                 $        0.02   $       0.003

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      10,965,090      10,965,090

     The accompanying notes are an integral part of the consolidated financial statements

                                                                                                    VICTORIA INDUSTRIES, INC.
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                                                    UNAUDITED
                                                                              (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------

                                            COMMON STOCK       ADDITIONAL    ACCUMULATED    ACCUMULATED          TOTAL
                                                                PAID-IN       (DEFICIT)        OTHER         STOCKHOLDERS'
                                                                CAPITAL                    COMPREHENSIVE         EQUITY
                                           SHARES    AMOUNT                                   (LOSS)       (CAPITAL DEFICIT)
                                         ----------  -------  -----------  -------------  ---------------  ------------------
DECEMBER 31, 2004                        10,965,090  $10,965  $ 1,749,878  $   (980,279)  $       11,721   $         792,285

Contributed services                              -        -       73,751             -                -              73,751
Other comprehensive loss for the year             -        -            -             -          (13,947)            (13,947)
Net income for the year                           -        -            -       162,079                -             162,079
                                         ----------  -------  -----------  -------------  ---------------  ------------------
DECEMBER 31, 2005                        10,965,090   10,965    1,823,629      (818,200)          (2,226)          1,014,168

Contributed services                              -        -       19,508             -                -              19,508
Other comprehensive loss for the period           -        -            -             -          (77,576)            (77,576)
Net income for the period                         -        -            -       173,323                -             173,323

                                         ----------  -------  -----------  -------------  ---------------  ------------------
JUNE 30,2006                             10,965,090  $10,965  $ 1,843,137  $   (644,877)  $      (79,802)  $       1,129,423
                                         ==========  =======  ===========  =============  ===============  ==================

-----------------------------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the consolidated financial statements

                                                                           VICTORIA INDUSTRIES, INC.
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (EXPRESSED IN US DOLLARS)
                                                                                           UNAUDITED
----------------------------------------------------------------------------------------------------

                                                                         FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,        JUNE 30,
                                                                           2006            2005
                                                                      --------------  --------------
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
  Net income from continuing operations for the period                $     173,323   $      32,067
  Adjustments to reconcile net income from continuing
  operations to net cash in operating activities:
    Contributed services by shareholders                                     19,508          38,806
    Deferred tax expense (gain)                                                 846         (11,233)
    Net imputed interest (income)                                            (9,747)         (7,219)
    Depreciation                                                                312              76

  Changes in current assets and liabilities:
    (Increase) in accounts receivable                                    (1,591,003)       (621,689)
    Decrease in prepaid expenses and other current assets                   118,573          98,390
    (Increase) in inventories                                               (16,717)       (117,534)
    Decrease (increase) in VAT receivable and other taxes prepaids           56,484         (66,195)
    Increase in accounts payable                                          1,255,841         648,093
    Increase in taxes payable                                                25,877          16,151
    Increase (decrease) in other accounts payable                           102,671         (17,701)
    (Decrease) in interest payable                                           (2,360)              -
                                                                      --------------  --------------
NET CASH FLOW FROM OPERATING ACTIVITIES                                     133,608          (7,988)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Short term loans (repaid ) purchased                                     (224,401)         20,359
  Related party promissory note repaid                                      137,844               -
NET CASH FLOW FROM FINANCING ACTIVITIES                                     (86,557)         20,359

CASH PROVIDED BY INVESTING ACTIVITIES:                                            -               -

Effect of foreign exchange translation rate changes                         (77,709)        (12,068)
                                                                      --------------  --------------

(DECREASE) INCREASE IN CASH:                                                (30,658)            303
CASH, AT THE BEGINNING OF THE PERIOD                                         32,301          14,752
                                                                      --------------  --------------
CASH, AT THE END OF THE PERIOD                                        $       1,643   $      15,055
                                                                      ==============  ==============

(1) Cash paid for income tax in the amount of $2,733 and $11,457 for the six months ended June 30, 2006 and 2005, respectively.
(2) Cash paid for interest in the amount of $23,708 and $None for the six months ended June 30, 2006 and 2005, respectively.

     The accompanying notes are an integral part of the consolidated financial statements

1.   NATURE OF BUSINESS


     Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

     The current principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the "Company") as of June 30, 2006 and December 31, 2005 were as follows:

     OPERATING ENTITY               PRINCIPAL ACTIVITY        COUNTRY OF    JUNE 30,   DECEMBER 31,
                                                            INCORPORATION     2006         2005
                                                                                  CONTROL %
     --------------------------  -------------------------  --------------  ---------  -------------
     Victoria Industries, Inc.   Holding company            United States          -              -
                                                            of America
     Victoria Resources, Inc.    Marketing and              United States        100%           100%
                                 distribution of forestry   of America
                                 products
     Victoria Lumber, LLC        Marketing and              Russian              100%           100%
                                 distribution of forestry   Federation
                                 products
     Coptent Trading             Marketing and              Cyprus               100%           100%
     Limited                     distribution of forestry
                                 products

     The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 2020, New York, NY 10017, USA. The principal operating office of the Company is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation. The Company's web site is www.victoriaind.com.

     The number of fulltime employees of the Company as at June 30, 2006 and December 31, 2005 amounted to 9.

     The principal customers of the Company are based in Eastern Siberia and the Far East regions of Russia, and the North provinces of China: Inner Mongolia and Heyluntszyan.

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

     In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Company's assets reflected in the balances set out in the preparation of consolidated financial statements. While the company was profitable in 2005 and the first half of 2006, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

     Management of the Company plans to continue to recover its losses that relates to prior periods through extensive marketing policy and flexible shipment terms being offered to its new clients for 2006. However, there is no assurance these policies will continue to be successful.


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

     As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

     The prevailing exchange rates as at June 30, 2006 and December 31, 2005 were approximately 1 U.S. dollar to 27.08 and 28.67 Russian rubles, respectively. For the periods ended June 30, 2006 and 2005, the average exchange rate for 1U.S. Dollar was 27.20 and 28.08, Russian rubles, respectively.


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

     VALUE ADDED TAX ON PURCHASES AND SALES - Value added taxes (VAT) related to sales is payable to the tax authorities upon collection of receivables from customers. Input VAT is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

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

     Deferred tax is calculated at rates that are expected to apply to the period when the asset is realized or the liability is settled. It is charged or credited to the income statement, except when it relates to items credited or booked directly to equity, in which case the Deferred tax is also dealt with in equity.

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

     INCOME PER SHARE - Income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing the net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted income per share are the same for the years presented.

     COMPREHENSIVE INCOME (LOSS) - Statement of SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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


5.   ACCOUNTS RECEIVABLE

     As of June 30, 2006 and December 31, 2005 accounts receivable were mostly comprised of receivables from two parties, Yun Chou: $3,341,407 and $1,387,924, for the above respective periods and, Exintra: $None and $342,288, also for the above respective periods. All amounts were due for the Company's forestry products sold to these parties. No provisions were accrued as management of the Company considers all receivables to be fully collectible.


6.   RELATED PARTY RECEIVABLE

     In August 2004 the Company decided to dispose of its shareholding in Siberian Wood LLC. On or about December 31, 2004 the Company signed an agreement with TK Promtekhresurs (a related party) to transfer the Company's interest in exchange for an interest free note of $551,377 payable by TK Promtekhresures. The Company considers this transaction to be in accordance with market terms, and that these terms represent an arms-length transaction. The current balance of the note receivable is as follows:

                                   AT COST     AT NET PRESENT
                                                   VALUE
                                                  JUNE 30,
                                                    2006
                              --------------  ---------------
          September 30, 2006  $       68,922  $        68,387
                              --------------  ---------------
          December 31, 2006           68,922           67,856
          March 31, 2007              68,922           67,330
          June 30, 2007               68,922           66,808
                              --------------  ---------------
          TOTAL               $      275,688  $       270,381
                              ==============  ===============

     The net recovered amount of the investment has been discounted at approximately 3%, the estimated cost of capital as of December 31, 2004.

     As of June 30, 2006, the present value of payments due to the Company from the above transaction equaled $270,381. This value represents the Company's share in the net assets of Siberian Wood LLC, after the redemption of four scheduled payments in the total amount of $275,688.


7.   TAXES RECEIVABLE

                            6/30/2006   12/31/2005
                            ----------  -----------
     VAT receivable         $  349,545  $   404,325
     Income tax receivable       2,261            -
                            ----------  -----------
     TOTAL                  $  351,806  $   404,325
                            ==========  ===========

     As of June 30, 2006 and December 31, 2005, taxes receivable consisted mostly of VAT receivable and were discounted at 15% annual rate based on an average six months turnover period.


8.   INVENTORIES

     Inventories as of June 30, 2006 and December 31, 2005 consisted of the hardwood lumber in a total amounts of $16,717 and $None, respectively, which were valued at the lower of a specific identification cost or market.


9.   PREPAYMENTS AND OTHER CURRENT ASSETS

     As of June 30, 2006 and December 31, 2005 amounts of $None and $118,573, respectively, represent advances to Cenex Continental, the Company's payment agent, prepaid in order to purchase certain amounts of forestry products.


10.  INCOME TAX

     The Company's provision for income tax for the periods ended June 30, 2006 and December 31, 2005 were as follows:

                                       6/30/2006    12/31/2005
                                       ----------  ------------
          Current tax                  $   29,731  $    53,099
          Deferred tax (gain) expense         846      (18,152)
                                       ----------  ------------
          TOTAL INCOME TAX CREDIT      $   30,577  $    34,947
                                       ==========  ============

     Deferred taxes reflect the net tax effects of temporary differences, due to the discounting of VAT receivable, between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the periods in the Company's deferred tax position is as follows:

                                                            6/30/2006    12/31/2005
                                                           -----------  ------------
     Net asset (liability) at the beginning of the period  $    6,957   $   (11,195)

     Charged to (expense)  income for the period                 (846)       18,152
                                                           -----------  ------------

     NET ASSET  AT THE END OF THE PERIOD                   $    6,111   $     6,957
                                                           ===========  ============

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at June 30, 2006 and December 31, 2005 is presented below:

                                                              6/30/2006    12/31/2005
                                                             ------------------------
     TEMPORARY DIFFERENCES THAT GIVE RISE TO
     DEFERRED TAX ASSETS
     Valuation of VAT receivable                             $   25,300  $    29,265
     Difference in depreciable value of PPE                         160            -
                                                             ------------------------
     TOTAL                                                   $   25,460  $    29,265

     TEMPORARY DIFFERENCES THAT GIVE RISE TO
     DEFERRED TAX LIABILITIES                                         -         (279)
                                                             ------------------------
     NET DEFERRED TAX ASSET                                  $   25,460  $    28,986
                                                             ========================

     The deferred tax assets as at June 30, 2006 and December 31, 2005, calculated at effective Russian income tax rate of 24%, is consisted of the following:

                                               6/30/2006    12/31/2005
                                               ----------  ------------
     DEFERRED TAX ASSETS
       Valuation of VAT receivable             $    6,073  $     7,024
       Difference in depreciable value of PPE          38            -
                                               ----------  ------------
     TOTAL                                          6,111        7,024
     DEFERRED TAX LIABILITIES                           -          (67)
                                               ----------  ------------
     NET DEFERRED TAX ASSET                    $    6,111  $     6,957
                                               ==========  ============

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net income before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company's income statement:

                                                   6/30/2006    12/31/2005
                                                  -----------  ------------
       Income (loss) before income tax            $  203,900   $   197,026
       Theoretical income tax at statutory rate       69,326        66,989
       Non deductible fair value compensation
       adjustment                                     19,508        25,075
       Other permanent differences                   (58,257)      (57,117)
                                                  -----------  ------------
     INCOME TAX EXPENSE (BENEFIT)                 $   30,577   $    34,947
                                                  ===========  ============

     As at June 30, 2006 and December 31, 2005 the Company had a net operating loss carry forwards for purposes of US federal income tax of approximately $110,000 and $230,000 for the respective above periods. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forward expires during the period from 2022 to 2024.


11.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of June 30, 2006 and December 31, 2005 consisted of the following:

                                6/30/2006    12/31/2005
                               -----------  ------------
     Computer equipment        $    2,218   $     2,087
     Accumulated Depreciation      (1,211)         (904)
                               -----------  ------------
     NET BOOK VALUE            $    1,007   $     1,183
                               ===========  ============


12.  SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties as of June 30, 2006 and December 31, 2005 in a total amount of $77,925 were as follows:

- Advances from the shareholders as of June 30, 2006 and December 31, 2005 in the total amount of $62,925 represents non-interest bearing borrowings payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company's New York office.

- Borrowings from the Company's former directors outstanding as of June 30, 2006 and December 31, 2005 amounted to $15,000. The short term loans were obtained during the year ended December 31, 2002 and are payable on demand.

13.  SHORT TERM LOANS

     Short-term loans as of June 30, 2006 and December 31, 2005 were as follows:

                                         %, CURRENCY   6/30/2006   12/31/2005
                                         ------------  ----------  -----------
     Thor United Corporation                12%, US
                                            Dollars             -  $   200,640
     Sberbank-revolving credit facility  14%, Russian
                                            Rubles     $  184,638      173,732
                                         16%, Russian
     Sberbank -cash credit                  Rubles              -       34,667
                                                       ----------  -----------

             TOTAL                                     $  184,638  $   409,039
                                                       ==========  ===========

     The short term loans from Sberbank outstanding as of June 30, 2006 and December 31, 2005 were secured by the guarantees of several individual major shareholders and officers of the Company. The credit line facility is also secured by property owned by related parties.

     The short term loan obtained from Thor United Corporation outstanding as of December 31, 2005 was secured by Victoria Industries` common stock (See also Note 16). Proceeds of the loans were used mainly for immediate working capital requirements.

     During the second quarter of 2006 the company repaid in full cash credit obtained from Sberbank and a loan obtained from Thor United Corporation.

     Interest expense for the six months ended June 30, 2006 and 2005 was accrued in the total amounts of $23,708 and $None, respectively, which represent the weighted average interest rate on a pool of loans, and was repaid in full as of June 30, 2006.


14.  TAXES PAYABLE

     Taxes payable as of June 30, 2006 and December 31, 2005 consisted of the following:

                                     6/30/2006   12/31/2005
                                     ----------  -----------
     Income Tax- Coptent Trading     $   59,362  $    32,364
     Taxes withheld from employees          459          455
     Income Tax-Victoria  Lumber
     (Russian Federation)                     -        1,666
     Other taxes                            541            -
                                     ----------  -----------
     TOTAL                           $   60,362  $    34,485
                                     ==========  ===========


15.  OTHER CURRENT LIABILITIES

     Other accounts payable in the total amounts of $436,997 and $334,326 as of June 30, 2006 and December 31, 2005 were mostly comprised of $370,826 (2005: $314,821) payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with the Agency Agreement. The amount of $33,627 outstanding as of June 30, 2006 represents audit fees payable to John A. Braden & Company, P.C., Independent Registered Public Accounting Firm.


16.  INTEREST PAYABLE

     As of June 30, 2006 and December 31, 2005 the amounts of $None and $2,360 represented balance of interest accrued on short term loans obtained by the Company during 2005 (Note 13).


17.  COMMON STOCK

     There are 75,000,000 common shares authorized by the Company's Amended and Restated Certificate of Incorporation. There are 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of June 30, 2006 and December 31, 2005.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company's entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the periods ended June 30, 2006 and December 31, 2005.

18.  RELATED PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

     Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

     For details of related party balances outstanding as of June 30, 2006 and December 31, 2005 see Notes 4, 6 and 12.


19.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS -- The Company leases office space on a year by year basis and its outstanding lease commitments as of June 30, 2006, are as follows:

                                   2006
                                  ------
                    Office lease  $4,170
                                  ------
                    TOTAL         $4,170
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

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the periods ended June 30, 2006 and 2005 were as follows:

               6/30/2006   6/30/2005
               ----------  ----------
     Yon Chou  $4,769,583  $1,378,849
     FinRost       72,442     239,556
     Other              -     192,585
               ----------  ----------
     TOTAL     $4,842,025  $1,810,990
               ==========  ==========

     Customers are Russian and Chinese operating companies involved in construction and lumber trading.

     Our main suppliers in excess of 5% over the cost of goods sold during the periods ended June 30, 2006 and 2005 were as follows:

                        6/30/2006   6/30/2005
                        ----------------------
     Exintra            $2,669,924  $1,426,411
     Stroitransservice   1,453,655           -
                        ----------------------
     TOTAL              $4,123,579  $1,426,411
                        ======================

     To reduce certain of the risks associated with remote location of forestry producers and to facilitate tracking and monitoring of such productions and the Company's sales, which consist mostly of the sales of Victoria Lumber, the Company's operating subsidiary, the Company engaged Exintra to provide tracking and monitoring services as well as a range of related logistical services. As compensation for these services, Exintra receives a fee for the amounts of product sold by the Company.

     The Company sells lumber to it's major Chinese customer, Yun Chou through its operating subsidiary, Coptent Trading, Ltd., which provides marketing and administration services facilitating such transactions. Sales by Coptent are facilitated through Exintra, and the inter-company amounts attributable to these sales are eliminated on consolidation. Revenues reported in the Company's Statements of Operations consist of Coptent's sales to Yun Chou, the final customer, as well as of amounts that were sold by Victoria Lumber itself to third parties. Because the company also owes Exintra other fees due to the above services and other logistical services rendered, Exintra may act as both a vendor and a customer for the Company.

     INTEREST RATE RISK - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments used by or that otherwise relate to the Company and its operations.

     Currently, the Company's approach to reducing the interest risk is borrowing at fixed rates.

21.  CONCENTRATION OF BUSINESS RISK

     The Company's business activities are presently limited to the Russian Federation, China, Mongolia, and Cyprus. Laws and regulations affecting businesses operating in the these countries are subject to rapid changes and the Company's assets and operations could be at risk due to negative changes in the political and business environment of any of these regions.


22.  SUBSEQUENT EVENTS

     As of the date of this report the Company had repaid the first scheduled tranche of its revolving credit facility obtained from Sberbank in amount of approximately $63,388.

ITEM  2.  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  PRINCIPAL  CONDITIONS  AND
OPERATIONS

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

RESULTS OF OPERATIONS

Revenues recognized for the periods ended June 30, 2006 and 2005 amounted to $4,842,025 and $1,810,990, respectively. Cost of sales for the respective periods, 2006 and 2005, consisted mainly of purchased logs and transportation cost in the amounts of $4,123,579 and $1,426,411, for each of the above respective periods.

The significant increase in sales for the first six months of 2006 was mostly due to the increased volumes of birch, larch and pine in the amounts of $4,316,353 (20,808 cubic meters), $452,043 (6,470 cubic meters), and $68,163
(974 cubic meters), respectively. In addition, during the second quarter of 2006 the Company sold insignificant amount of spruces resulting in revenue of $5,466 (68 cubic meters).

Cost of sales for the six months ended June 30, 2006 consisted primarily of birch, larch, pine and spruce purchase costs and transportation expenses amounting to $3,805,085, $248,816, and $67,132 and 2,546, respectively.

Prices for our products are subject to volatility depending on seasonal demand for forestry products. These can be seen by the relatively low gross margin in the first quarter of 2006, which resulted from unfavorable market conditions.

No assurance can be given as to if and when we become an established supplier and as to whether or not this would allow us to sell at prevailing market prices. We also expect to secure better terms from our suppliers, which may further improve our gross margin in the future. There is no assurance as to when and if these will be achieved.

Trade accounts receivable as of June 30, 2006 and December 31, 2005, were comprised of amounts receivable for forestry products delivered to customers in the amount of $3,341,407 and $1,750,404 for each of the respective above mentioned periods. The significant increase in 2006 as compared to 2005 was due to the increased volumes of forestry products sold. Based on the contract terms with customers and on the Company's management estimates, no provision for doubtful debts is required, as all outstanding amounts are considered to be recoverable. Other accounts receivable are comprised mostly of prepayments for forestry products in the amounts of $None and $118,573, for each of the above respective periods.

The long term assets of the Company as of June 30, 2006 and December 31, 2005 were represented by the long term related party receivable and property, plant and equipment in the amounts of $None (2005: $132,065) and $1,007 (2005:
$1,183), respectively. The current portion of related party receivable is reflected as short term receivable in the total amount of $270,381 (2005:
$270,381).

Current liabilities of the Company as of June 30, 2006 and December 31, 2005 mainly consisted of trade payables in a total amount of $2,099,727 (2005:
$843,886),  short  term  borrowings from related parties totaling $77,925 (2005:
$77,925) and other accounts payable of $436,997 (2005: $334,326), each for the respective above referenced periods. Other accounts payable are represented mostly by payables to Exintra, for logistical and other services that are reimbursed by the Company in accordance with the terms of the agreement between the parties. There were no long term liabilities as of June 30, 2006 and December 31, 2005.

During the periods ended June 30, 2006 and 2005, we incurred total operating expenses of $449,709 and $321,316, respectively, consisting mainly of sales, general and administrative expenses of $386,627 (2005: $282,434), compensation expense of $19,508 (2005: $38,806) and professional fees of $43,262 (2005: $None).

Compensation expense for the periods ended June 30, 2006 and 2005 represents the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the periods ended June 30, 2006 and 2005 include transportation and transportation related costs ($315,059 and $198,357), agent fees ($13,641 and $13,404), legal and professional services ($11,422 and $1,567), customs fees ($6,224 and $40,459), payroll and related taxes ($18,392 and $9,928), as well as rent expenses ($10,371 and $15,093), each for the above respective periods.

Professional fees expenses for the periods ended June 30, 2006 and 2005 consisted mostly of audit fees of $40,967 and $None, and legal and filing fees of $2,295 and $None, for the above respective periods. Professional fees were required to maintain the Company's status as a publicly traded company.

Depreciation and amortization expense for the periods ended June 30, 2006 and 2005 amounted to $312 and $76, respectively.

The continuation of the Company is dependent upon maintaining a profitable level of operations, expanding the Company's business, continuing financial support of creditors and stockholders as well as obtaining long-term financing. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to expand current operations, finance working capital and acquire fixed assets. While the Company is undertaking its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient to expand our operations or maintain their current level. If the Company is not successful in raising financing, the Company's expected business volumes may be adjusted or may not materialize at all. Additionally, the Company may lose its current business, which may lead to significant curtailment or suspension of operations.

CAPITAL  EXPENDITURES

As of June 30, 2006 and December 31, 2005 the Company did not have significant fixed assets as it operated solely as a trader and not a producer.

In the near future, we may need to add certain fixed assets or obtain timberland leases to maintain and further grow our business. The fixed assets may be in the form of warehouse space, manufacturing facilities, processing machinery, logging machinery, automotive vehicles and tractors, chainsaws and other equipment used for logging and lumber processing. We may also elect to form new partnerships, invest into and/or acquire other companies operating in the same segment. In order to finance future capital expenditures, we may need to raise substantial funds. There is no assurance that the required financing will be raised. Further, there is no assurance that the Company will be able to continue successfully in operating existing businesses if the required Capital expenditures are not made.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private sources. The Company began operations in 2003 and in 2004 acquired its subsidiaries' businesses, which included, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd.

In the first half of 2006 we recognized a net profit of $173,323. As of June 30, 2006 the Company had total current assets of $3,988,065 and total current liabilities of $2,859,649. As of June 30, 2006, the Company had cash balance of $1,643 and a working Capital surplus of $1,128,416, respectively.

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

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. While the Company was profitable in 2005 and the first half of 2006, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CASH FLOW

Cash provided by (used in) operating activities for the periods ended June 30, 2006 and 2005, amounted to $133,608 and $(7,886), respectively. Cash inflow for the period ended June 30, 2006 was primarily generated by the increase in trade accounts payable of $1,255,841 (2005: $648,093) as well as due to the increase in other accounts payable of $102,671 (2005: decrease of $17,701) and due to the decrease in prepaid expenses and other current assets of $118,573 (2005:
$98,390); nevertheless, there was significant cash outflow resulting from an increase in accounts receivable of $1,591,003 (2005: $621,689).

Cash (used in) provided by financing activities during the six months ended June 30, 2006 and 2005 was due to short term loans repaid (2006: $224,401) and received (2005: $20,359) as well as due to the repayment of related party receivable in amount of $137,844 (2005: $None), respectively.

There were no activities effecting Cash Flow from Investing Activities during the six months periods ended June 30, 2006 and 2005.

INCOME TAXES, NET OPERATING LOSSES AND TAX CREDITS

Currently, the Company is liable for the Russian income tax at the rate of 24% of the pre-tax earnings as defined by the Russian income tax law. The taxation system in Russia is evolving as the central government transforms itself from a command to a market-oriented economy. Based on current tax law and the United States-Russia income tax treaty, the income tax paid in Russia will be a credited when determining the Company's US income tax liability.

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

LIMITED  PUBLIC  MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of August 14, 2006 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

POLITICAL RISKS

The markets in Russia, China and Mongolia are monitored by their respective governments, which could impose taxes or restrictions at any time that would make operations unprofitable and infeasible and cause a write-off of capital investment in lumber opportunities.

A number of factors, beyond the Company's control, the effect of which cannot be accurately predicted, may affect the marketing of the Company's products and its lumber operations. These factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on lumber exports.

RISKS  ASSOCIATED  WITH  INTERNATIONAL  MARKETS

Commencing in 2004 the Company started trading with clients located in the Peoples' Republic of China. The future success of the Company will depend in part on its ability to generate sales to its international clients and markets outside of its operational locations. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, such transactions will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings to the same extent as the laws of the United States.

Although none of our present officers or directors individually is a key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these individuals, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

Competition for qualified individuals is likely to intensify, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

EXPOSURE  TO  FOREIGN  EXCHANGE  RATE  FLUCTUATIONS

The majority of our operations are located in the Russian Federation, China and Mongolia, The majority of our expenses are denominated in Russian rubles. We currently do not, and do not plan in the near future, to engage in hedging our exposure to changing foreign exchange rates. Any unfavorable changes in the relevant foreign exchange rates may have a material effect on our financials and performance.

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

POSSIBLE VOLATILITY OF SHARE PRICES

Our common shares are currently quoted on the OTC BB service. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

FUTURE  DILUTION

Our corporate documents authorize the issuance of 75,000,000 common shares, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements agreements to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such Additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the financial statements and other information presented herewith are materially correct.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. To the best of our knowledge, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

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

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated  Balance  Sheets  as  of  June  30  2006  and  December  31,  2005

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended June 30, 2006 and December 31, 2005.

Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to the Consolidated Financial Statements for the six months ended June 30, 2006 and the year ended December 31, 2005.

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

* Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000
*  CERTAIN  PARTS  OF  THIS  DOCUMENT  HAVE NOT BEEN DISCLOSED AND WILL BE FILED
SEPARATELY WITH THE SECRETARY, SECURITIES AND EXCHANGE COMMISSION, AND ARE SUBJECT TO A CONFIDENTIAL TREATMENT REQUEST PURSUANT TO RULE 24B-2 OF THE SECURITIES ACT OF 1934.

SUBSIDIARIES:

As  at  June  30,  2006  and  December  31,  2005

Victoria  Resources  Inc.
Victoria  Lumber  LLC
Coptent  Trading  Ltd


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006                   Victoria Industries, Inc.


                                        /S/ Albert Abdoulline
                                        ---------------------
                                        Albert Abdoulline, President, CEO