Form 10KSB/A
period 2005-12-31
VICTORIA INDUSTRIES INC
filed 2006-08-17
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 2


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

                            VICTORIA INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                   98-0230423
--------------------------------------    --------------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)


551 5th Avenue, Suite 601, New York, N.Y.                  10023
------------------------------------------    ----------------------------------
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

DISCONTINUED OPERATIONS

The operations of Victoria Siberian Wood have not been reported as discontinued operations. Those activities were substantially the same as the continuing business of the Company and the company considers the disposal to be a sale of assets in the normal course of business. From the perspective of the operations of the Company, it is no different than any change in a vendor or representative.

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

Sales, general and administrative expenses for the years ended December 31, 2005 and 2004 include transportation and transportation related costs ($670,129 and $115,092, respectively), customs duties ($40,517 and $4,858, respectively), storage and office rent expenses ($27,411 and $48,707, respectively), as well as agent fees and commissions for services rendered by third parties ($35,427 and $2,205, respectively) and payroll and payroll related taxes ($19,849 and $27,361, respectively).

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Industries, Inc and Subsidiaries at December 31, 2005, and the related consolidated results of their operations and cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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
                                        ===========

    The accompanying notes are an integral part of these financial statements

14.  OTHER  CURRENT  LIABILITIES

Other accounts payable of $334,326 as of December 31, 2005 were mostly comprised of $314,821 payable to Exintra and represents transportation, storage and other expenses, which pursuant to our agreement with Exintra are initially incurred by the latter and are subsequently reimbursed by the Company.


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

CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the year ended December 31, 2005 were as follows:

               12/31/2005
               -----------
Yun Chou       $ 4,572,788
Exintra            398,489
FinRost            276,954
Other              104,782
               -----------
TOTAL          $ 5,353,013
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
                        ===========

During 2005 the Company and Exintra were involved in business transactions of the following nature:

SUPPLIER. The Company has been purchasing lumber from Exintra since 2004. During this time Exintra has proven itself to be a dependable supplier of quality lumber. Exintra has a presence in Tomsk region of the Russian Federation from where the Company sources a significant proportion of its lumber purchasing. During 2005 the Company's purchases from Exintra amounted to $723,336.

CUSTOMER. During 2005, the Company from time to time sold lumber to Exintra when the latter offered favorable terms for the Company's product especially for the Company's slow moving inventory. Such sales allowed us to manage our working capital requirements and optimize our product mix during the high season. During 2005 the Company's sales to Exintra amounted to $398,489.

AGENT. During 2005, Exintra also acted as the agent of the Company based on the commission agreement (attached herewith as Exhibit A). Pursuant to the commission agreement, Exintra was entitled to 1% (one percent) commission of sales to customers introduced by Exintra. In addition to the above commission, Exintra was entitled to the reimbursement of certain expenses incurred by Exintra provided such expenses have been authorized by the Company. During 2005, Exintra's introductions generated $3,484,127 in sales for which Exintra's commission amounted to $35,427.

The Company sells lumber to it's major Chinese customer, Yun Chou through its operating subsidiary, Coptent Trading, Ltd., which provides marketing and administration services.

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

    The accompanying notes are an integral part of these financial statements

ITEM  8A.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this Annual Report on form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the financial statements and other information presented herewith are materially correct.

The registrant's principal executive and financial officers have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls as of the end of the period covered by this report based on such evaluation, and that there were no significant deficiencies or material weaknesses in the registrant's internal controls.

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


MATERIAL  AGREEMENTS

     1.   Commission  Agreement  between  Victoria  Lumber,  LLC.  and  Exintra.
     2.   Sales  Contract  between  Coptent  Trading,  Ltd.  and  Yun Chow #888.
     3.   Sales  Contract  between  Coptent  Trading,  Ltd.  and  Yun Chow #999.
     4. Agreement between Victoria Resources, Inc. and Tomlesprominvest relating to the disposal of the subsidiary.
     5. Reassignment agreement between Victoria Resources, Inc, and Promtekhresurs.

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