Form 10QSB
period 2006-09-30
VICTORIA INDUSTRIES INC
filed 2006-11-14
CIK 1111118

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

                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of November 13, 2006 within past 60 days: $916,513

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2006:

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

FORM 10-QSB

                                                             TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                                                         Page
                                                                                                                          ----

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets - September 30, 2006 and December 31, 2005

            Consolidated Statements of Operations and Comprehensive Income (Loss) - for the three and nine months ended September 30, 2006 and 2005

            Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit) - September 30, 2006 and
            December 31, 2005

            Consolidated Statements of Cash Flows - for the nine months ended September 30, 2006 and 2005

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

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                                                                                     VICTORIA INDUSTRIES, INC.
                                                                                   CONSOLIDATED BALANCE SHEETS
                                                                                     (EXPRESSED IN US DOLLARS)

--------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30,
                                                                                    2006         DECEMBER 31,
                                                                                 (UNAUDITED)         2005
                                                                               ---------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $      346,026   $      32,301
  Accounts receivable                                                               2,307,856       1,750,404
  Related party receivable - current portion                                          203,575         270,381
  Taxes receivable                                                                    290,890         404,325
  Inventories                                                                               -               -
  Prepayments and other current assets                                                 65,059         118,573
  Deferred interest expense                                                            32,965               -
  Deferred tax asset                                                                    5,010           6,957

                                                                               ---------------  --------------
    Total current assets                                                            3,251,381       2,582,941

Property, plant and equipment, net                                                        862           1,183
Related party receivable - long term portion                                                -         132,065

                                                                               ---------------  --------------
TOTAL ASSETS                                                                   $    3,252,243   $   2,716,189
                                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties                                   $       77,925   $      77,925
  Short term bank loans                                                               394,746         409,039
  Accounts payable                                                                  1,206,787         843,886
  Taxes payable                                                                         1,338          34,485
  Other current liabilities                                                           313,826         334,326
  Interest payable                                                                          -           2,360

                                                                               ---------------  --------------
    Total current liabilities                                                       1,994,622       1,702,021

Commitments and Contingencies (Note 20)                                                     -               -


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding             10,965          10,965
  as of September 30, 2006 and December 31, 2005
  Additional paid-in capital                                                        1,852,771       1,823,629
  Accumulated (deficit )                                                             (513,632)       (818,200)
  Accumulated other comprehensive (loss) - foreign currency                           (92,483)         (2,226)

                                                                               ---------------  --------------
Total stockholders' equity                                                          1,257,621       1,014,168

                                                                               ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    3,252,243   $   2,716,189
                                                                               ===============  ==============

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

---------------------------------------------------------------------------------------------------------------
                                               FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  2006             2005             2006             2005
                                             ---------------  ---------------  ---------------  ---------------
REVENUES                                     $    1,461,181   $    1,223,294   $    6,303,206   $    3,034,284

COST OF SALES                                    (1,141,704)        (999,721)      (5,265,283)      (2,426,132)
                                             ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                        319,477          223,573        1,037,923          608,152

OPERATING EXPENSES
Sales, general and administrative                  (193,580)        (133,823)        (580,207)        (416,257)
Compensation                                         (9,634)         (19,476)         (29,142)         (58,282)
Professional fees                                   (24,250)         (62,372)         (67,512)         (62,372)
Depreciation and amortization                          (163)            (225)            (475)            (225)
                                             ---------------  ---------------  ---------------  ---------------

OPERATING INCOME                                     91,850            7,677          360,587           71,016

OTHER INCOME (EXPENSE)
Interest income                                       6,703            4,165           16,450           12,397
Interest expense                                     (7,578)          (1,807)         (31,286)          (1,807)
Foreign exchange loss                               (20,387)           4,530          (71,263)         (27,006)
Other expense, net                                        -           (4,024)               -           (4,024)
                                             ---------------  ---------------  ---------------  ---------------

INCOME BEFORE TAX                                    70,588           10,541          274,488           50,576

FOREIGN INCOME TAX                                   33,659           (7,884)          30,080          (15,852)
                                             ---------------  ---------------  ---------------  ---------------

NET INCOME                                          104,247            2,657          304,568           34,724

Other comprehensive (loss)
  Foreign currency translation  (loss)              (12,681)           1,952          (90,257)         (10,218)
                                             ---------------  ---------------  ---------------  ---------------

COMPREHENSIVE INCOME (LOSS)                  $       91,566   $        4,609   $      214,311   $       24,506
                                             ===============  ===============  ===============  ===============

BASIC INCOME PER SHARE
  From Continuing operations                 $         0.01   $         0.00   $         0.02   $         0.00
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             10,965,090       10,965,090       10,965,090       10,965,090

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

--------------------------------------------------------------------------------------------------------------------------------
                                               COMMON STOCK      ADDITIONAL    ACCUMULATED     ACCUMULATED          TOTAL
                                                                   PAID-IN      (DEFICIT)         OTHER         STOCKHOLDERS'
                                                                   CAPITAL                    COMPREHENSIVE         EQUITY
                                             SHARES     AMOUNT                                   (LOSS)       (CAPITAL DEFICIT)
                                           ----------  --------  -----------  -------------  ---------------  ------------------
DECEMBER 31, 2004                          10,965,090  $ 10,965  $ 1,749,878  $   (980,279)  $       11,721   $         792,285

Contributed services                                -         -       73,751             -                -              73,751
Other comprehensive (loss) for the year             -         -            -             -          (13,947)            (13,947)
Net income for the year                             -         -            -       162,079                -             162,079

                                           ----------  --------  -----------  -------------  ---------------  ------------------
DECEMBER 31, 2005                          10,965,090    10,965    1,823,629      (818,200)          (2,226)          1,014,168

Contributed services                                -         -       29,142             -                -              29,142
Other comprehensive (loss) for the period           -         -            -             -          (90,257)            (90,257)
Net income for the period                           -         -            -       304,568                -             304,568

                                           ----------  --------  -----------  -------------  ---------------  ------------------
SEPTEMBER 30, 2006                         10,965,090  $ 10,965  $ 1,852,771  $   (513,632)  $      (92,483)  $       1,257,621
                                           ==========  ========  ===========  =============  ===============  ==================

--------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of the consolidated financial statements

                                                                              VICTORIA INDUSTRIES, INC.
                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              (EXPRESSED IN US DOLLARS)
                                                                                              UNAUDITED

-------------------------------------------------------------------------------------------------------
                                                                          FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                            2006             2005
                                                                       ---------------  ---------------
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
    Net income                                                         $      304,568   $       34,724
    Adjustments due to reconcile net income from
    operations to net cash in operating activities:
      Contributed services by shareholders                                     29,142           58,282
      Deferred tax expense (gain)                                               1,947          (15,505)
      Net imputed interest (income)                                           (16,450)         (12,397)
      Depreciation                                                                475              225

    Changes in current assets and liabilities:
      (Increase) in accounts receivable                                      (557,452)        (347,083)
      Decrease in prepaid expenses and other current assets                    53,514          (47,854)
      (Increase) in inventories                                                     -         (225,718)
      Decrease (increase) in VAT receivable and other taxes prepaids          121,987         (208,835)
      Increase in accounts payable                                            362,901          662,434
      Increase in taxes payable                                               (33,147)          18,967
      Increase (decrease) in other accounts payable                           (20,500)         (18,012)
      Change in interest payable                                              (35,325)
                                                                       ---------------  ---------------
  NET CASH FLOW FROM OPERATING ACTIVITIES                                     211,660         (100,772)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
    Short term loans received                                                 335,000           34,407
    Short term loans repaid                                                  (349,293)               -
    Related party promissory note repaid                                      206,768           68,922
                                                                       ---------------  ---------------
  NET CASH FLOW FROM FINANCING ACTIVITIES                                     192,475          103,329

CASH PROVIDED BY INVESTING ACTIVITIES:

    Purchase of property, plant and equipment                                       -             (884)
                                                                       ---------------  ---------------
  NET CASH FLOW FROM INVESTING ACTIVITIES                                           -             (884)

EFFECT OF FOREIGN EXCHANGE TRANSLATIO RATE CHANGES                            (90,410)         (10,218)
                                                                       ---------------  ---------------

(DECREASE) INCREASE IN CASH:                                                  313,725           (8,545)
CASH, AT THE BEGINNING OF THE PERIOD                                           32,301           14,752

                                                                       ---------------  ---------------
CASH, AT THE END OF THE PERIOD                                         $      346,026   $        6,207
                                                                       ===============  ===============

     (1) Cash paid for income tax in the amount of $4,725 and $13,723 for the nine months ended September 30, 2006 and 2005, respectively.
     (2) Cash paid for interest in the amount of $31,286 and $1,807 for the nine months ended September 30, 2006 and 2005, respectively.


        The accompanying notes are an integral part of the consolidated financial statements

1.   NATURE OF BUSINESS

     Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

     The current principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the "Company") as of September 30, 2006 and December 31, 2005 were as follows:

        OPERATING ENTITY           PRINCIPAL ACTIVITY      COUNTRY OF    SEPTEMBER 30,   DECEMBER 31,
                                                          INCORPORATION       2006           2005
                                                                                    Control %
     -------------------------  ------------------------  -------------  --------------  -------------
     Victoria Industries, Inc.  Holding company           United States              -              -
                                                          of America

     Victoria Resources, Inc.   Marketing and             United States            100%           100%
                                distribution of forestry  of America
                                products

     Victoria Lumber, LLC       Marketing and             Russian                  100%           100%
                                distribution of forestry  Federation
                                products

     Coptent Trading Limited    Marketing and             Cyprus                   100%           100%
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

     The number of fulltime employees of the Company as at September 30, 2006 and December 31, 2005 amounted to 9.

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

     In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Company's assets reflected in the balances set out in the preparation of consolidated financial statements. While the company was profitable in 2005 and the nine months period of 2006, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

     The  prevailing  exchange  rates  as  at  September  30,  2006 and December
     31, 2005 were approximately 1 U.S. dollar to 26.78 and 28.67 Russian rubles, respectively. For the periods ended September 30, 2006 and 2005, the average exchange rate for 1U.S. Dollar was 26.81 and 28.51, Russian rubles, respectively.


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


5.   ACCOUNTS RECEIVABLE

     As of September 30, 2006 and December 31, 2005 accounts receivable were comprised of receivables from three parties: Yun Chou of $2,083,365 and $1,387,924, respectively; Exintra of $189,792 and $342,288, respectively; and Energia of $34,699 and $None, respectively. All amounts were due for the Company's forestry products sold to these parties. No provisions were accrued as management of the Company considers all receivables to be fully collectible, in accordance with the terms of the contracts.


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

                                  AT COST      AT NET PRESENT
                                                   VALUE
                                               SEPTEMBER 30,
                                                   2006
                              --------------  ---------------
           December 31, 2006  $       68,922  $        68,387
           March 31, 2007             68,922           67,857
           June 30, 2007              68,922           67,331
                              --------------  ---------------
           TOTAL              $      206,766  $       203,575
                              ==============  ===============

     The net recovered amount of the investment has been discounted at approximately 3%, the estimated cost of capital as of December 31, 2004.

     As of September 30, 2006, the present value of payments due to the Company from the above transaction equaled $203,575. This value represents the Company's share in the net assets of Siberian Wood LLC, after the redemption of five scheduled payments in the total amount of $344,610.


7.   TAXES RECEIVABLE

                            9/30/2006   12/31/2005
                            ----------  -----------

     VAT receivable         $  286,165  $   404,325
     Income tax receivable       4,725            -
                            ----------  -----------
     TOTAL                  $  290,890  $   404,325
                            ==========  ===========

     As of September 30, 2006 and December 31, 2005, taxes receivable consisted mostly of VAT receivable and were discounted at 15% annual rate based on an average six months turnover period.


8.   INVENTORIES

     As of September 30, 2006 and December 31, 2005 the Company's inventory balances amounted to zero which is explained by the increased seasonal demand for the forestry products.


9.   PREPAYMENTS AND OTHER CURRENT ASSETS

     As of September 30, 2006 and December 31, 2005 amounts of $65,059 and $118,573, respectively, represent advances to Cenex Continental, the Company's payment agent, prepaid in order to purchase certain amounts of forestry products.


10.  DEFERRED INTEREST EXPENSE

     On September 15, 2006, the Company obtained a short term loan from Thor United Corporation (the Lender) in amount of $335,000 with interest on the loan affixed at $35,000, which, in accordance with the terms of the Loan agreement, was withheld in full by the Lender immediately following the receipt of funds (Note 14). Accordingly the respective amount of interest was capitalized and is being charged to expense pro rata at the end of each quarter. During the quarter ended September 30, 2006, amount charged to expense was $2,035; accordingly balance of the interest capitalized remained on the balance sheet as of September 30, 2006, in amount of $32,965.

11.  INCOME TAX

     The  Company's  provision  for  income  tax for the periods ended September
     30,  2006  and  December  31,  2005  were  as  follows:

                                  9/30/2006    12/31/2005
                                  ----------  ------------
     Current tax                  $   32,027  $    53,099
     Deferred tax (gain) expense       1,947      (18,152)
                                  ----------  ------------
     TOTAL INCOME TAX CREDIT      $   30,080  $    34,947
                                  ==========  ============

     Deferred taxes reflect the net tax effects of temporary differences, due to the discounting of VAT receivable, between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the periods in the Company's deferred tax position is as follows:

                                                     9/30/2006    12/31/2005
                                                    -----------  ------------
     Net asset (liability) at the beginning of
     the period                                     $    6,957   $   (11,195)

     Charged to (expense)  income for the period        (1,947)       18,152
                                                    -----------  ------------

     NET ASSET  AT THE END OF THE PERIOD            $    5,010   $     6,957
                                                    ===========  ============

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at September 30, 2006 and December 31, 2005 is presented below:

                                               9/30/2006    12/31/2005
                                              ------------------------
     TEMPORARY DIFFERENCES THAT GIVE RISE TO
     DEFERRED TAX ASSETS
     Valuation of VAT receivable              $   20,713  $    29,265
     Difference in depreciable value of PPE          160            -
                                              ------------------------
     TOTAL                                    $   20,873  $    29,265

     TEMPORARY DIFFERENCES THAT GIVE RISE TO
     DEFERRED TAX LIABILITIES                          -         (279)

                                              ------------------------
     NET DEFERRED TAX ASSET                   $   20,873  $    28,986
                                              ========================

     The deferred tax assets as at September 30, 2006 and December 31, 2005, calculated at effective Russian income tax rate of 24%, is consisted of the following:

                                               9/30/2006    12/31/2005
                                               ----------  ------------
     DEFERRED TAX ASSETS
       Valuation of VAT receivable             $    4,972  $     7,024
       Difference in depreciable value of PPE          38            -
                                               ----------  ------------
     TOTAL                                          5,010        7,024
     DEFERRED TAX LIABILITIES                           -          (67)
                                               ----------  ------------
     NET DEFERRED TAX ASSET                    $    5,010  $     6,957
                                               ==========  ============

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net income before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company's income statement:

                                                   9/30/2006     9/30/2005
                                                 -----------  ------------
      Income (loss) before income tax            $  274,488   $    50,575
      Theoretical income tax at statutory rate       93,326        17,196
      Non deductible fair value compensation
      adjustment                                     29,142        58,282
      Change in income tax estimates                (32,364)            -
      Other permanent differences                  (120,184)      (59,626)
                                                 -----------  ------------
     INCOME TAX EXPENSE (BENEFIT)                $  (30,080)  $    15,852
                                                 ===========  ============

     As at September 30, 2006 and December 31, 2005 the Company had a net operating loss carry forwards for purposes of US federal income tax of approximately $110,000 and $230,000 for the respective above periods. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forward expires during the period from 2022 to 2024.


12.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of September 30, 2006 and December 31, 2005 consisted of the following:

                                     9/30/2006    12/31/2005
                                    -----------  ------------
          Computer equipment        $    2,243   $     2,087
          Accumulated Depreciation      (1,381)         (904)
                                    -----------  ------------
          NET BOOK VALUE            $      862   $     1,183
                                    ===========  ============


13.  SHORT TERM BORROWINGS FROM RELATED PARTIES

     Borrowings from related parties as of September 30, 2006 and December 31, 2005 in a total amount of $77,925 were as follows:

- Advances from the shareholders as of September 30, 2006 and December 31, 2005 in the total amount of $62,925 represents non-interest bearing borrowings payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company's New York office.

- Borrowings from the Company's former directors outstanding as of September 30, 2006 and December 31, 2005 amounted to $15,000. The short term loans were obtained during the year ended December 31, 2002 and are payable on demand.

14.  SHORT TERM  LOANS

     Short-term loans as of September 30, 2006 and December 31, 2005 were as follows:

                                              %,       9/30/2006   12/31/2005
                                           CURRENCY
                                         ------------  ----------  -----------
     Thor United Corporation              US Dollars   $  335,000            -
     Thor United Corporation               12%, US
                                           Dollars              -  $   200,640
     Sberbank-revolving credit facility  14%, Russian
                                            Rubles         59,746      173,732
     Sberbank -cash credit               16%, Russian
                                            Rubles              -       34,667
                                                       ----------  -----------

         TOTAL                                         $  394,746  $   409,039
                                                       ==========  ===========

     The credit line facility and cash credit obtained from Sberbank and outstanding as of December 31, 2005 (for the cash credit only) and September 30, 2006 and December 31, 2005 (for the cash credit and credit line facility) were secured by the guarantees of several individual major shareholders and officers of the Company. The credit line facility was also secured by property owned by related parties.

     On September 15, 2006 The Company obtained a new loan of $335,000 from Thor United Corporation (The Lender) with the interest affixed in amount of $35,000, which was paid by the Company to the Lender immediately following the receipt of funds (Note 10).

     The short term loans obtained from Thor United Corporation in amounts of $335,000 and $200,640, during 2006 and 2005, and outstanding as of September 30, 2006 and December 31, 2005, respectively, were secured by Victoria Industries` common stock (See also Note 17). Proceeds of the loans were used mainly for immediate working capital requirements.

     During the second quarter of 2006 the company repaid in full cash credit obtained from Sberbank and a $200,640 loan obtained from Thor United Corporation.

     Interest expense for the nine months period ended September 30, 2006 and 2005 was accrued in the total amounts of $31,286 and $None, respectively, which represent the weighted average interest rate on a pool of loans, and was repaid in full as of September 30, 2006 (Note 17).


15.  TAXES PAYABLE

     Taxes payable as of September 30, 2006 and December 31, 2005 consisted of the following:

                                     9/30/2006   12/31/2005
                                     ----------  -----------
     Income Tax-Coptent Trading
       (Republic of Cyprus)                   -  $    32,364
     Income Tax-Victoria  Lumber
       (Russian Federation)                   -        1,666
     Taxes withheld from employees   $      797          455
     Other taxes                            541            -
                                     ----------  -----------
     TOTAL                           $    1,338  $    34,485
                                     ==========  ===========

16.  OTHER CURRENT  LIABILITIES

     Other accounts payable in the total amounts of $313,826 and $334,326 as of September 30, 2006 and December 31, 2005 were mostly comprised of $254,086 (2005: $314,821) payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with the Agency Agreement.


17.  INTEREST PAYABLE

     As of September 30, 2006 and December 31, 2005 the amounts of $None and $2,360 represented balance of interest accrued on short term loans obtained by the Company during 2005 (Note 14).


18.  COMMON  STOCK

     There are 75,000,000 common shares authorized by the Company's Amended and Restated Certificate of Incorporation. There are 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of September 30, 2006 and December 31, 2005.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company's entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the periods ended September 30, 2006 and December 31, 2005.


19.  RELATED  PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

     Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

     For details of related party balances outstanding as of September 30, 2006 and December 31, 2005 see Notes 4, 6 and 13.


20.  COMMITMENTS  AND  CONTINGENCIES

     LEASE COMMITMENTS -- The Company leases office space on a year by year basis and its outstanding lease commitments as of September 30, 2006, are as follows:

                            2006
                          --------
            Office lease  $  2,085
                          --------
            TOTAL         $  2,085
                          ========

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


21.  RISK MANAGEMENT POLICIES

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

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the periods ended September 30, 2006 and 2005 were as follows:

                    9/30/2006   9/30/2005
                    ----------  ----------
     Yon Chou       $6,040,526  $2,336,936
     FinRost            69,541     282,676
     Other             193,139     414,672
                    ----------  ----------
     TOTAL          $6,303,206  $3,034,284
                    ==========  ==========

     Customers are Russian and Chinese operating companies involved in construction and lumber trading.

     Our main suppliers in excess of 5% over the cost of goods sold during the periods ended September 30, 2006 and 2005 were as follows:

                              9/30/2006    9/30/2005
                             -----------  -----------
     Exintra                 $ 3,382,975  $ 2,144,239
     Stroitransservice         1,882,308      281,893
                             -----------  -----------
     TOTAL                   $ 5,265,283  $ 2,426,132
                             ===========  ===========

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


22.  CONCENTRATION OF BUSINESS RISK

     The Company's business activities are presently limited to the Russian Federation, China, Mongolia, and Cyprus. Laws and regulations affecting businesses operating in the these countries are subject to rapid changes and the Company's assets and operations could be at risk due to negative changes in the political and business environment of any of these regions.


23.  CHANGE IN ESTIMATES - REVERSAL OF ACCRUED INCOME TAX

     In September 2006 the Company had changed its estimates with regard to its liability for income tax attributable to the Company's subsidiary - Coptent Trading, Ltd., registered in Cyprus. As a non-resident of the Republic of Cyprus, Coptent trading is not liable for income tax in this jurisdiction. The amount of income tax had been recorded as a liability on the Company's Balance sheet as of December 31, 2005 in the amount of $32,364 and was calculated at the 10% rate to net taxable income of a Subsidiary.

     Since during the 2005 and nine months period of 2006 operations Coptent Trading, Ltd. proved its status of a non-taxpayer in the Republic of Cyprus, this amount was reversed from the taxes payable and has been netted against the expense account of the current period.

ITEM  2.  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  PRINCIPAL  CONDITIONS  AND
OPERATIONS

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------

RESULTS OF OPERATIONS

Revenues recognized for the periods ended September 30, 2006 and 2005 amounted to $6,303,2006 and $3,034,284, respectively. Cost of sales for the respective periods, 2006 and 2005, consisted mainly of purchased logs and transportation cost in the amounts of $5,265,283 and $2,426,132, for each of the above respective periods.

The significant increase in sales for the first nine months period of 2006 was mostly due to the increased volumes of birch, larch and pine in the amounts of $5,589,031 (29,377 cubic meters), $472,977 (7,102 cubic meters), and $69,541
(974  cubic  meters),  respectively.

Cost of sales for the nine months ended September 30, 2006 consisted primarily of birch, larch, pine and spruce purchase costs and transportation expenses amounting to $4,763,226, $273,514, and $68,109, respectively.

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

Trade accounts receivable as of September 30, 2006 and December 31, 2005, were comprised of amounts receivable for forestry products delivered to customers in the amount of $2,307,856 and $1,750,404 for each of the respective above mentioned periods. The significant increase in 2006 as compared to 2005 was due to the increased volumes of forestry products sold. Based on the contract terms with customers and on the Company's management estimates, no provision for doubtful debts is required, as all outstanding amounts are considered to be recoverable. Other accounts receivable are comprised mostly of prepayments for forestry products in the amounts of $65,059 and $118,573, for each of the above respective periods.

The long term assets of the Company as of September 30, 2006 and December 31, 2005 were represented by the long term related party receivable and property, plant and equipment in the amounts of $None (2005: $132,065) and $862 (2005:
$1,183), respectively. The current portion of related party receivable is reflected as short term receivable in the total amount of $203,575 (2005:
$270,381).

In the third quarter of 2006, the Company had capitalized interest on the new short term loan financing obtained in September, 2006, and charges it to expense pro rata over the life of the loan.

Current liabilities of the Company as of September 30, 2006 and December 31, 2005 mainly consisted of trade payables in a total amount of $1,206,787 (2005:
$843,886),  short  term  borrowings from related parties totaling $77,925 (2005:
$77,925) and other accounts payable of $313,826 (2005: $334,326), each for the respective above referenced periods. Other accounts payable are represented mostly by payables to Exintra, for logistical and other services that are reimbursed by the Company in accordance with the terms of the agreement between the parties. There were no long term liabilities as of September 30, 2006 and December 31, 2005.

During the periods ended September 30, 2006 and 2005, we incurred total operating expenses of $677,336 and $537,136, respectively, consisting mainly of sales, general and administrative expenses of $580,207 (2005: $416,257), compensation expense of $29,142 (2005: $58,282) and professional fees of $67,512 (2005: $62,372).

Compensation expense for the periods ended September 30, 2006 and 2005 represents the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Sales, general and administrative expenses for the periods ended September 30, 2006 and 2005 were mostly comprised of transportation and transportation related costs ($476,626 and $296,871), agent fees ($25,329 and $22,053), customs fees
($8,859 and $57,902), payroll and related taxes ($27,292 and $14,734), as well as rent expenses ($15,095 and $18,513), each for the above respective periods.

Professional fees expenses for the periods ended September 30, 2006 and 2005 consisted mostly of audit fees as well as of legal, filing, and other professional fees. Professional fees were required to maintain the Company's status as a publicly traded company.

Depreciation and amortization expense for the periods ended September 30, 2006 and 2005 amounted to $475 and $225, respectively.

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

CAPITAL  EXPENDITURES

As of September 30, 2006 and December 31, 2005 the Company did not have significant fixed assets as it operated solely as a trader and not a producer.

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

During the nine months period of 2006 we recognized a net profit of $304,568. As of September 30, 2006 the Company had total current assets of $3,251,381 and total current liabilities of $1,994,622. As of September 30, 2006, the Company had cash balance of $346,026 and a working Capital surplus of $1,256,759, respectively.

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

CASH  FLOW

Cash provided by (used in) operating activities for the periods ended September 30, 2006 and 2005, amounted to $211,660 and $(100,772), respectively. Cash inflow for the period ended September 30, 2006 was primarily generated by the increase in trade accounts payable of $362,901 (2005: $662,434) as well as due to the increase in taxes prepaid of $121,987 (2005: decrease of $208,835) and due to the decrease in prepaid expenses and other current assets of $53,514 (2005: increase of $47,854); nevertheless, there was significant cash outflow resulting from an increase in accounts receivable of $557,452 (2005: $347,083).

Cash provided by financing activities during the nine months ended September 30, 2006 and 2005 was due to short term loans received in amount of $335,000 (2005:
$34,407), as well as due to proceeds received on repayment of long term promissory note in amount of $206,768 (2005: $68,922). Also during the above period of 2006, there were cash outflow due to the repayment of short term loans in net amount of $349,293 (2005: $None).

There were no significant activities effecting Cash Flow from Investing Activities during the nine months periods ended September 30, 2006 and 2005. In respective period of 2005 the Company used $884 to purchase office equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Much of the information included in this report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

LIMITED  PUBLIC  MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of November 13, 2006 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated  Balance  Sheets  as  of  September  30  2006 and December 31, 2005

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended September 30, 2006 and December 31, 2005.

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes  to  the  Consolidated  Financial  Statements  for  the  nine months ended
September  30,  2006  and  the  year  ended  December  31,  2005.

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

SUBSIDIARIES:

As  at  September  30,  2006  and  December  31,  2005

Victoria  Resources  Inc.
Victoria  Lumber  LLC
Coptent  Trading  Ltd


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006               Victoria Industries, Inc.

                                      /s/  Albert Abdoulline
                                      ----------------------------------
                                      Albert Abdoulline
                                      President