Form 10KSB/A
period 2005-12-31
VICTORIA INDUSTRIES INC
filed 2007-01-31
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 3


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

ACCOUNTS RECEIVABLE - Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts. If our invoices remain unpaid over 30 days after the due date we refer such accounts to external collection agents and simultaneously set up a bad debt allowance in an
amount appropriate in the circumstances.   If the above debt collection efforts
do not result in the full settlement of the overdue balance within 60 days of the commencement of our debt collection efforts our policy is to write off the uncollected amounts in full.

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


MATERIAL  AGREEMENTS

     1.   Commission Agreement between Victoria Lumber, LLC. and Exintra.
     2. Sales Contract between Coptent Trading, Ltd. and Yun Chou YCH #888 dated July 26, 2004.
     3. Sales Contract between Coptent Trading, Ltd. and Yun Chou YCH #999 dated November 1, 2004.
     4. Agreement between Victoria Resources, Inc. and Tomlesprominvest relating to the disposal of the subsidiary.
     5. Reassignment agreement between Victoria Resources, Inc, and Promtekhresurs.
     6.   Addendum to Contract YCH #888 dated August 9, 2004
     7.   Addendum to Contract YCH#888 dated August 1, 2005
     8.   Addendum to Contract YCH#999 dated November 1, 2004

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