Form 10KSB/A
period 2005-12-31
VICTORIA INDUSTRIES INC
filed 2007-03-08
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 4


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

Ex 31.1  Rule 13A-14(A)/15D-14(A) CERTIFICATIONS
Ex 32.1  SECTION 1350 CERTIFICATIONS


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

By-laws of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

Exhibit  31.1  -  Rule 13A-14(a)/15D-14(a) Certifications
Exhibit  32.1  -  Section  1350  Certifications

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

Date: March 29, 2006                                Victoria Industries, Inc.

                                               /S/ Albert  Abdoulline
                                            ---------------------------------
                                            Albert  Abdoulline
                                            President