Form 10KSB
period 2006-12-31
VICTORIA INDUSTRIES INC
filed 2007-04-02
CIK 1111118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                551 Fifth Avenue, Suite 2020, New York, NY 10017.
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

Revenues for registrant's most recent fiscal year: $8,411,971

The  aggregate  market  value of the voting and non-voting common equity held by non-affiliates  as  of  March  30,  2006  was  $10,211,320

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,965,090 Common Stock with $0.001 par value outstanding as of March 26, 2006.

Documents  incorporated  by  reference:  None

                            VICTORIA INDUSTRIES, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

Part I.

Item 1.   Description of Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.
Item 7.   Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.  Controls and Procedures

Part III.

Item 9.   Directors and Executive Officers of the Registrant; Compliance with section 16a of the Exchanges Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions

Part IV.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 14.  Principal Accountant Fees and Services

Signatures
Exhibits Index

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

Also in 2003, the Company's wholly owned subsidiary Victoria Resources, Inc. established two Russian operating subsidiaries, Victoria Siberian Wood (Victoria Sibwood) and Victoria Lumber. Victoria Sibwood was 51% owned by the Company's 100% subsidiary, Victoria Resources, Inc. and 49% owned by a third party, Tomlespromivest LLC, a Russian production entity a Russian lumber producer. Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. In 2004 the Company, due to unresolved disputes with Tomlespromivest LLC, has disposed of its' interest in Siberian Wood LLC in exchange for a long term note with a related party.

In April 2004 the Company established a 100% subsidiary in Cyprus to conduct marketing and distribution of lumber to the Chinese market.

The Company currently has a staff of ten. As our operations expand we may need to recruit additional staff.

In the year ended December 31, 2006 and 2005, the Company recognized gross consolidated revenue of $8,411,971 and $5,353,013, respectively, and net income
(loss)  of  $423,425  and  $148,133,  respectively.

The Company has identified the following forestry products currently in demand in the Chinese and Russian market: a wide variety of round logs in pine, larch, birch logs, , timber construction materials such as glued board and glued beams, flooring and furniture parts. Also, during the quarter ended March 31, 2007, unaudited sales of the Company amounted to approximately $2,750,000 according to the management's estimates.

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

The Company plans to use this credit policy together with an attractive pricing as a tool to expand its' market share. However, there is no assurance that the Company's strategy will provide us with a lasting competitive advantage. We carefully monitor the status of outstanding loan and trade credit accounts on a daily basis. We position ourselves as a distribution company buying from manufacturers and wholesalers and selling on credit to retailers, smaller wholesalers and end-users.

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

Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products such as plywood and sawlog.

COPTENT  TRADING  LTD  -  100%

In April 2004 the Company's subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.

Coptent Trading Ltd and Victoria Lumber LLC purchase different sort and rounds of pine, larch, birch logs from small and medium size Russian Producers in Tomsk, Lesosibirsk, Irkutsk and Chita based on DAF (Coptent Trading Ltd) while cost of goods purchased by Victoria Lumber includes transportation expenses and commissions. Company sells its forestry products to Chinese companies on the customs border Dzamin-Uud/Erlyan and Zabaikalsk/Manzhuaria on FCA (Coptent Trading Ltd) and DAF (Victoria Lumber LLC). Sales are conducted both through Coptent Trading Ltd. and Victoria Lumber LLC depending upon the particular customer and shipment terms.

The Company does not have its own manufacturing capacities. The Company seeks orders from domestic and local customers and purchases the products from the suppliers in Far Eastern and Siberia regions of Russia.

The Company has identified a number of additional export opportunities for forestry products originating from Russia. The main destinations of such potential exports include the United States, Japan, South Korea and Western Europe. The Company is currently engaged in preliminary negotiations with potential buyers of the products in the key target countries. No assurance can be given as to if and when such preliminary negotiations may materialize into specific indications of interest and contracts.

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

Under the Russian law, a simple majority of voting shares is sufficient to control adoption of most resolutions. Resolutions concerning amendment of the company charter, reorganizations (including mergers), liquidation, any increase in authorized shares, or certain "significant" transactions require the approval of the shareholders holding two thirds of the outstanding shares.

A Russian limited liability company has no obligation to pay dividends to the holders of its common stock. Any dividend paid to the shareholders must be recommended by the board of directors and then approved by a majority vote at the general meeting of shareholders. Dividends may be paid on a quarterly basis.

TAXATION

As a Russian resident entity, Victoria Lumber is subject to all applicable Russian taxes, many of which impose a significant burden on profits. The most significant Russian taxes and duties affecting Victoria Lumber include:

     1. 18% value added tax (established pursuant to Chapter 21 of the Tax Code of Russia), applicable only to domestic sale of goods in Russia. The Value Added Tax does not apply to goods exported from Russia;

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

     5. Export duty for timber products ranges from 0 to 6.5% of the contract value depending upon the specific product;

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our principal executive office is located at 551 Fifth Avenue, Suite 2020, New York, NY 10017. At the end of 2003 our subsidiaries started renting warehouse facilities in Russia at approximately $1,500 per month.

In 2004 we opened an operating office in Chelyabinsk, Ural region of Russia which we rent. We do not own significant property, plant and equipment except minimum office equipment.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the years ended December 31, 2006 and 2005.

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

                  OTC Bulletin Board

           Quarter ended               High    Low
         December 31, 2006             $0.90  $0.55

        September 30, 2006             $0.90  $0.38

          June 30, 2006                $1.60  $0.30

          March 31, 2006               $0.30  $0.30

         December 31, 2005             $0.26  $0.26

        September 30, 2005             $0.30  $0.30

          June 30, 2005                $0.30  $0.30

          March 31, 2005               $0.50  $0.18

         December 31, 2004             $0.50  $0.15

        September 30, 2004             $1.01  $0.20

          June 30, 2004                $1.01  $0.51

          March 31, 2004               $1.01  $0.75

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of March 30, 2006 we had 10,965,090 shares of common stock outstanding and approximately 33 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

ITEM  6.  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  PRINCIPAL  CONDITION  AND
OPERATIONS


DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

RESULTS  OF  OPERATIONS

Revenues recognized for the years ended December 31, 2006 and 2005 amounted to $8,411,971 and $5,353,013, respectively. Cost of sales for 2006 and 2005 amounted to $7,174,894 and $4,154,501, respectively. The above cost of sales in both periods mainly consisted of purchasing costs and transportation costs.

The 57% increase in sales in 2006 from 2005 levels was mostly due to the increased volumes of birch round logs sales by 22,224 cubic meters ($4,051,653), which outweighed the reduction in sales of larch by 12,196 cubic meters ($806,574), pine by 10,581 cubic meters ($674,983) and spruce by 12,968 cubic meters ($106,963). In addition, the Company's sales have increased as a result of the expansion of its product range to construction materials $77,727 and woodchip board of $134,851. Also during 2006 we sold 2 forklift trucks for $218,256 and spare parts thereto for $164,990 to logging companies in Russia. The forklift trucks were imported by us from China.

During 2006 we received several indications of interest for construction materials from local contractors and for harvesting and auxiliary machinery from our log suppliers. We were able to satisfy this demand by supplying the above construction materials and forklift trucks together with spare parts. Since we ship significant amounts of timber products to China we were able to secure good pricing terms from Chinese suppliers of construction materials and machinery and obtain good shipping rates from our shipping companies.

The cost of goods sold in 2006 consisted primarily of the purchasing costs of birch ($6,312,865), larch ($269,790), pine ($67,182), spruce ($2,548), woodchip board ($128,109), construction materials ($69,510), forklift trucks ($174,605) and spare parts ($150,284). The above purchasing costs included inbound transportation expenses.

Our gross margin decreased from 22.4% in 2005 to 14.7% in 2006 primarily as a result of the strengthening of the Russian Rouble against US dollar by 8.5% during the year. While our sales contracts are denominated in US dollars, our purchasing prices in Russia are denominated in Russian Roubles and we were unable to pass the increased timber purchasing costs on to our customers primarily due to our focus on maintaining and increasing our market share. Another contributing factor was the change of delivery basis from DAF to FCA. Under FCA, the Company incurred significantly lower transportation expenses which were assumed by the buyer. The above change in the delivery terms caused us to reduce our process. However, the latter effect on the gross margin was compensated by a reduction in our Sales, General and Administration expenses. Despite the reduction in the gross margin in 2006, our gross profit increased from $1,198,512 in 2005 to $1,237,077 in 2006 due to the higher sales volume.

Our Sales, General and Administrative expenses in 2006 decreased by $176,695 to $626,072 from $802,767 in 2005. This was chiefly caused by the reduction in transportation expenses by $189,242 from $645,312 in 2005 to $456,070 in 2006. The reduction in transportation expenses, in turn, resulted from the gradual change of the goods delivery basis from DAF border to FCA railroad station.

During the years ended December 31, 2006 and 2005, we incurred total operating expenses of $742,971 and $941,756 consisting mainly of sales, general and administrative expenses of $626,072 (2005: $802,767), compensation expense of $38,763 (2005: $73,751) and professional fees of $77,512 (2005: $64,815).
Storage and office rent expenses ($18,571 and $27,411, respectively), as well as commission for services rendered by third parties ($34,737 and $35,427, respectively) and payroll and payroll related taxes ($34,387 and $19,849, respectively).

Compensation expense for 2006 and 2005 represents the imputed value of services provided by the Directors for which no fees are due. These amounts have been recorded as additional capital contributions.

Trade accounts receivable as of December 31, 2006, were comprised mostly of amounts receivable for forestry products delivered to customers in the amount of $3,118,137. The increase in trade receivables in 2006 by $1,367,133 from 2005 was mainly due to the increased volumes of forestry products sold.. Other accounts receivable represents prepayment for forestry products in the amount of $518,623. Based on the contracts terms with customers and on the Company's management estimates no provision for the doubtful debt is required, all outstanding amounts are considered to be recoverable.

The long term assets of the Company as of December 31, 2006 were represented by the property, plant and equipment in the amount of $718. The current portion of related party receivable is reflected as short term receivable in amount of $136,245.

Current liabilities of the Company as of December 31, 2006 mainly consisted of the trade payable in amount of $2,056,443, short term borrowings from related parties of $77,925, short term loan of $335,000 and other accounts payable of $190,019. The trade payables increased by 1,212,557 as a result of the expansion in sales.

There were no long term liabilities as of December 31, 2006.

Professional fees in 2006 and 2005 of $77,512 and $64,815 consisted mainly of audit and filing and legal fees. The above professional fees were required to maintain the Company's status as a publicly traded company.

Depreciation and amortization expense in 2006 and 2005 amounted to $624 and $423, respectively.

The continuation of the Company is dependent upon achieving a profitable level of operations, expanding the Company's business, continuing financial support of creditors and stockholders as well as obtaining long-term financing. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to expand current operations, finance working capital and acquire fixed assets. While the Company is undertaking its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient to expand our operations or maintain their current level. If the Company is not successful in raising financing the Company's expected business volumes may be revised down or may not materialize at all. Additionally, the Company may lose its current business, which may lead to significant curtailment or suspension of operations.

CAPITAL  EXPENDITURES

As at December 31, 2006 the Company did not have significant fixed assets as in 2006 it operated solely as a trader and not a producer.

At certain stage during 2007 we may require to add certain fixed assets or obtain timberland leases to maintain and further grow our business. The fixed assets may be in the form of warehouse space, manufacturing facilities, processing machinery, logging machinery, automotive vehicles and tractors, chainsaws and other equipment used for logging and lumber processing. We may also elect to form new partnerships, invest into and/or acquire other companies operating in the same segment. In order to finance future capital expenditures, we may need to raise substantial funds. There is no assurance that the required financing will be raised. Further, there is no assurance that the Company will be able to continue successfully in operating existence if the required Capital expenditures are not made.

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

In 2006 we recognized a net profit of $414,297. As of December 31, 2006 the Company had total current assets of $4,140,001 and total current liabilities of $2,659,387. As of December 31, 2006, the Company had cash balance of $138,602 and a working capital surplus of $1,480,614.

CASHFLOW

Cash used in operating activities for the years ended December 31, 2006 and 2005 amounted to $104,320 and $514,519. Cash outflow for the years ended December, 31 2006 and December, 31 2005 were primarily caused by the increase in accounts receivable of $1,367,733 (2005: $1,629,951) and by the increase in prepayments and other current assets of $400,050 (2005: a reduction of $108,374). The above effect was partially counter-balanced by the increase in accounts payable of $1,212,557 (2005: $767,360) and the decrease in VAT receivable of $214,525
(2005:  increase  of  $350,077).

The net cash used by financing activities in 2006 of ($74,039) and 2005 was caused by repayment of short-term loans to Sberbank and Thor Capital Group that exceeded the new loan proceeds received from Thor Capital Group, Inc.

In 2006 cash provided by investing activities was due to repayment of related party note receivable in amount of $275,690.

INCOME  TAXES,  NET  OPERATING  LOSSES  AND  TAX  CREDITS

Currently, the Company is liable for the Russian income tax at the rate of 24% of the pre-tax earnings in accordance with the Russian income tax law. The taxation system in Russia is evolving as the central government transforms itself from a command to a market-oriented economy. Based on current tax law and the United States-Russia income tax treaty, the income tax paid in Russia will be a creditable tax when determining the Company's US income taxes payable, if any.

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

LIMITED  PUBLIC  MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of March 30, 2006 there were approximately 10,965,098 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

EXPOSURE  TO  FOREIGN  EXCHANGE  RATE  FLUCTUATIONS

With the majority of our operations being located in the Russian Federation, the majority of our expenses were denominated in Russian rubles, while most revenues in 2006 were denominated in US dollars. We currently do not and do not plan in the near future to engage in hedging our exposure to changing foreign exchange rates. Any unfavorable changes in the relevant foreign exchange rates may have a material effect on our financials and performance.

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


ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, GLO CPAs LLP, of the consolidated financial statements of Victoria Industries, Inc*, and its subsidiaries (the "Company") for the year ended December 31, 2006 is included herein immediately preceding the audited consolidated financial statements for the respective periods.

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

                                                       VICTORIA INDUSTRIES, INC.
                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2006

Index

Report of Independent Registered Public Accounting Firm - GLO CPAs, LLP.

Consolidated Balance Sheet

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statement of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                            VICTORIA INDUSTRIES, INC.
   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE DIRECTORS AND
                   STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:


We have audited the accompanying consolidated balance sheet of Victoria Industires, Inc. and Subsidiaries ("the Company") as of December 31, 2006, and the related consolidated statements of operations and comprehensive income
(loss), changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Industries, Inc and Subsidiaries at December 31, 2006, and the related consolidated results of their operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


GLO  CPAs,  LLP
Houston,  Texas
March 30, 2007

                                                                 VICTORIA INDUSTRIES, INC.
                                                                CONSOLIDATED BALANCE SHEET
                                                                 (EXPRESSED IN US DOLLARS)
------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                                                                 2006
                                                                            --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $     138,602
  Accounts receivable                                                           3,118,137
  Related party receivable - current portion                                      136,245
  Taxes receivable                                                                204,336
  Inventories                                                                           -
  Prepayments and other current assets                                            518,623
  Deferred tax asset                                                                3,574
  Deferred interest expense                                                        20,484
                                                                            --------------
    Total current assets                                                        4,140,001

Property, plant and equipment, net                                                    718
Related party receivable                                                                -

                                                                            --------------
TOTAL ASSETS                                                                $   4,140,719
                                                                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties                                $      77,925
  Short term loans                                                                335,000
  Accounts payable                                                              2,056,443
  Taxes payable                                                                         -
  Other current liabilities                                                       190,019
  Interest payable                                                                      -

                                                                            --------------
    Total current liabilities                                                   2,659,387

Commitments and Contingencies                                                           -


STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding         10,965
  Additional paid-in capital                                                    1,867,367
  Accumulated deficit                                                            (403,902)
  Accumulated other comprehensive income - foreign currency                         6,902

                                                                            --------------

Total stockholders' equity                                                      1,481,332

                                                                            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   4,140,719
                                                                            ==============

    The accompanying notes are an integral part of these financial statements

                                                    VICTORIA INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------

                                                    FOR THE YEARS ENDED
                                                DECEMBER 31,    DECEMBER 31,
                                                    2006            2005
                                               --------------  --------------
REVENUES                                       $   8,411,971   $   5,353,013

COST OF SALES                                     (7,174,894)     (4,154,501)
                                               --------------  --------------

                                                   1,237,077       1,198,512

OPERATING EXPENSES
Sales, general and administrative                   (626,072)       (802,768)
Compensation                                         (38,763)        (73,751)
Professional fees                                    (77,512)        (64,815)
Depreciation and amortization                           (624)           (423)
                                               --------------  --------------

OPERATING INCOME                                     494,106         256,755

OTHER INCOME (EXPENSE)
Interest income                                       24,025          17,338
Interest expense                                     (44,470)        (37,405)
Foreign exchange loss                                (84,908)        (34,259)
Other expense, net                                         -          (5,403)
                                               --------------  --------------

INCOME (LOSS) BEFORE TAX AND MINORITY
INTEREST                                             388,753         197,026

FOREIGN INCOME TAX                                    25,544         (34,947)

NET INCOME                                           414,297         162,079
                                               --------------  --------------

Other comprehensive (loss) income
  Foreign currency translation (loss) income           9,128         (13,947)
                                               --------------  --------------

COMPREHENSIVE INCOME                           $     423,425   $     148,132
                                               ==============  ==============

BASIC INCOME PER SHARE                         $        0.04   $        0.01

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     10,965,090      10,965,090

    The accompanying notes are an integral part of these financial statements

                                                                                                        VICTORIA INDUSTRIES, INC.
                                                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                  (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------------

                                           COMMON STOCK            ADDITIONAL     ACCUMULATED      ACCUMULATED         TOTAL
                                                                    PAID-IN          OTHER          (DEFICIT)       STOCKHOLDERS'
                                                                    CAPITAL      COMPREHENSIVE                         EQUITY
                                     SHARES          AMOUNT                         (LOSS)
                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
DECEMBER 31, 2004                   10,965,090  $       10,965  $    1,749,878  $       11,721   $     (980,279)         792,285

Contributed services                         -               -          73,751               -                -           73,751
Comprehensive loss for the year              -               -               -         (13,947)               -          (13,947)
Net income for the year                      -               -               -               -          162,079          162,079

                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
DECEMBER 31, 2005                   10,965,090  $       10,965  $    1,823,629  $      ( 2,226)  $     (818,200)  $    1,014,168
                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
Contributed services                                                    43,738                                            43,738
                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
Comprehensive loss for the year                                                                         414,297          414,297
                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
Net income for the year                                                                  9,128                             9,128
                                 -------------  --------------  --------------  ---------------  ---------------  ---------------
DECEMBER 31, 2006                   10,965,090  $       10,965  $    1,867,367  $        6,902   $     (403,902)  $    1,481,332
                                 =============  ==============  ==============  ===============  ===============  ===============

                                                                          VICTORIA INDUSTRIES, INC.
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (EXPRESSED IN US DOLLARS)
---------------------------------------------------------------------------------------------------

                                                                          FOR THE YEARS ENDED
                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          2006            2005
                                                                     --------------  --------------
CASH USED IN OPERATING ACTIVITIES:
  Net income  from continuing operations for the period              $     414,297   $     162,079
  Adjustments to reconcile net income from continuing
  Operations to net cash in operating activities:
    Contributed services by shareholders                                    43,738          73,751
    Deferred tax (gain) expense                                              3,383         (18,152)
    Net accrued interest                                                   (24,025)        (16,053)
    Depreciation                                                               624             423

  Changes in current assets and liabilities:
    (Increase) in accounts receivable                                   (1,367,733)     (1,629,951)
    Decrease (increase) in prepaid expenses and other current assets      (400,050)        108,374
    Decrease (increase) decrease in inventories                                  -          36,321
    (Increase) in VAT receivable and other taxes prepaids                  214,525        (350,077)
    Increase in accounts payable                                         1,212,557         767,360
    Increase in taxes payable                                              (34,485)         34,210
    Increase (decrease) increase in other accounts payable                (144,307)        314,835
    Increase in interest payable                                           (22,844)          2,360
                                                                     --------------  --------------
NET CASH FLOW FROM OPERATING ACTIVITY                                     (104,320)       (514,520)

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds on borrowings from related parties                              (74,039)        409,039
                                                                     --------------  --------------
NET CASH FLOW FROM FINANCING ACTIVITY                                      (74,039)        409,039

CASH PROVIDED BY (USED IN) INVESTING ACTIVITY:
  Promissory notes payments                                                275,690         137,844
  Purchase of property, plant and equipment                                      -            (867)
                                                                     --------------  --------------
NET CASH FLOW FROM INVESTING ACTIVITY                                      275,690         136,977

Effect of exchange rate changes                                              8,970         (13,947)
                                                                     --------------  --------------

INCREASE (DECREASE) IN CASH:                                               106,301          17,549
CASH, AT THE BEGINNING OF THE PERIOD                                        32,301          14,752

                                                                     --------------  --------------
CASH, AT THE END OF THE PERIOD                                       $     138,602   $      32,301
                                                                     ==============  ==============

1.   NATURE  OF  BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

The current principal activities of Victoria Industries, Inc. and its' subsidiaries (collectively referred to as the "Company") as of December 31, 2006 and 2005 were as follows:

OPERATING ENTITY              PRINCIPAL ACTIVITY        COUNTRY OF     DECEMBER 31,   DECEMBER 31,
                                                      INCORPORATION        2006           2005
                                                                               INTEREST %
-------------------------  ------------------------  ----------------  -------------  -------------
Victoria Industries, Inc.  Holding company           United States of
                                                     America                      -              -

Victoria Resources, Inc.   Marketing and             United States of           100%           100%
                           distribution of forestry  America
                           products

Victoria Lumber, LLC       Marketing and             Russian                    100%           100%
                           distribution of forestry  Federation
                           products

Coptent Trading Limited    Marketing and             Cyprus                     100%           100%
                           distribution of forestry
                           products

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 601, New York, NY 10017, USA. The principal operating office of the Company is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation.

The number of employees of the Company at December 31, 2006 and 2005 was 4 and 9, respectively.

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

Where necessary, adjustments are made to the financial statements of subsidiaries to bring the accounting policies used into line with those used by other members of the Company. The interest of minority shareholders is stated at the minority's proportion of the carrying values of the assets and liabilities recognized.

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

EARNINGS PER SHARE - Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing the net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the years presented.

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

5.   ACCOUNTS  RECEIVABLE

As of December 31, 2006 accounts receivable of $3,118,137 were mostly comprised of $2,585,266 receivable from Yun Chou, $207,492 receivable from Ladoga and $135,482 receivable from Exintra for the forestry products sold. The company considers all receivables to be full collectable.

6.   RELATED  PARTY  RECEIVABLE

In August 2004 the Company decided to dispose of its shareholding in Siberian Wood LLC (See Note 4). As of December 31, 2004 the Company signed an agreement with a related party TK Promtekhresurs to transfer its interest in exchange for an interest free note of $551,377, and he Company believes this approximation equals to what that could be negotiated with the third party based on arms-length transaction terms. Current balance of the note receivable is as follows:

                    AT COST     AT NET PRESENT
                                    VALUE
                                 DECEMBER 31,
                                     2006
                -------------  ---------------
March 31, 2007         68,922           66,289
June 30, 2007          68,922           65,776
                -------------  ---------------

                -------------  ---------------
TOTAL           $     137,844  $       136,245
                =============  ===============

The net recovered amount of the investment has been discounted approximately at 3%, the estimated cost of capital as of December 31, 2006.

7.  TAXES  RECEIVABLE

Taxes  receivable  balance  of $204,336 as of December 31, 2006 represents Value
Added Tax (VAT) receivable and was discounted at 15% annual rate based on average six months turnover period.

8.   PREPAYMENTS  AND  OTHER  CURRENT  ASSETS

As of December 31, 2006 other accounts receivable balance of $518,623 were comprised of prepayments to Cenex Continental, Coptent's payment agent in order to purchase various lumber products.

9.   INCOME  TAX

The Company's provision for income tax for the year ended December 31, 2006 was as follows:

                              12/31/2006

                             ------------

Current tax                  $   (28,927)
Deferred tax (gain) expense        3,383
                             ------------
TOTAL INCOME TAX CREDIT      $   (25,544)
                             ============

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The  change for the period in the Company's deferred tax position is as follows:

                                             12/31/2006
                                            ------------
Net asset at the beginning of the period    $     6,957
Charged to income (expense) for the period       (3,383)
                                            ------------
NET ASSET AT THE END OF THE PERIOD          $     3,574
                                            ============

The tax effect on the major temporary differences that give rise to the deferred tax assets as at December 31, 2006 is presented below:

                                           12/31/2006
                                          -----------
TEMPORARY DIFFERENCES THAT GIVE RISE TO
DEFERRED TAX ASSETS
  Valuation of VAT receivable             $    14,890
                                          -----------
TOTAL                                     $    14,890

TEMPORARY DIFFERENCES THAT GIVE RISE TO
DEFERRED TAX LIABILITIES
                                          -----------
NET DEFERRED TAX ASSET (LIABILITY)        $    14,890
                                          ===========

The deferred tax assets as at December 31, 2006, calculated at the effective Russian income tax rate of 24%, consisted of the following:

                                    12/31/2005
                                    -----------
DEFERRED TAX ASSETS
  Valuation of VAT receivable       $     3,574
                                    -----------
TOTAL                               $     3,574

DEFERRED TAX LIABILITIES

                                    -----------
NET DEFERRED TAX ASSET (LIABILITY)  $     3,574
                                    ===========

The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net loss before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company's income statement:

                                                     12/31/2006

                                                    ------------
Income (Loss) before income tax                     $   388,753
Theoretical income tax (benefit) at statutory rate      132,176
Adjustments due to:
  Non deductible fair value
  compensation adjustment                                38,763
  Other permanent differences                          (113,031)
Change in income tax estimate                           (32,364)
                                                    ------------
INCOME TAX EXPENSE                                  $    25,544
                                                    ============

At December 31, 2006 the Company had a net operating loss carry forward for the purposes of US federal income tax of approximately $120,000. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forward expires during the period from 2022 to 2024.


10.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment as of December 31, 2006 consisted of the following:

                           12/31/2005

                          ------------

Computer equipment        $     2,281
Accumulated Depreciation       (1,563)
                          ------------
NET BOOK VALUE            $       718
                          ============

11.  SHORT  TERM  BORROWINGS  FROM  RELATED  PARTIES

Borrowings from related parties of $77,925 as of December 31, 2006 are composed of

          - Advances from the shareholders as of December 31, 2006 in the amount of $62,925 represents non-interest bearing borrowings repayable on demand to finance administration of the New York office of the Company.

          - Borrowings from the former directors outstanding as of December 31, 2006 represented the outstanding balance of $15,000 of short term loans obtained during the year ended December 31, 2002 and repayable on demand.

12.  SHORT  TERM  LOANS

Short-term loans as of December 31, 2005 were as follows:

                                          %, CURRENCY      12/31/2006

                                      -------------------  -----------

Thor United Corporation                 12%, US Dollars    $   335,000
Sberbank - revolving credit facility  14%, Russian Rubles
Sberbank - cash credit                16%, Russian Rubles
                                                           -----------
TOTAL                                                      $   335,000
                                                           ===========

The short term loan obtained from Thor United Corporation is secured by Victoria Industries` common stock. Proceeds of the loans were used mainly for immediate working capital requirements.

Interest expense for the year ended December 31, 2006 was accrued in the amount of $44,470 and represents the weighted average interest rate of the pool of loans.

13.  OTHER  CURRENT  LIABILITIES

Other accounts payable of $190,019 as of December 31, 2006 were mostly comprised of $129,736 payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with Commission agreement.

14.  COMMON  STOCK

There is 75,000,000 common shares authorized by the Company`s Amended and Restated Certificate of Incorporation. We had 10,965,098 ordinary shares with a par value of $0.001 US dollar issued and fully paid, outstanding as of December 31, 2006.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company's entities. These profits differ from profits recorded under US GAAP.

No  dividends  were  declared  or paid during the years ended December 31, 2006.

15.  RELATED  PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence.

Transactions with related parties are performed on terms that may not necessarily be available to unrelated parties.

For details of related party balances outstanding as of December 31, 2006 see Notes 4, 6 and 11.

18.  COMMITMENTS  AND  CONTINGENCIES


LEASE COMMITMENTS - The Company leases office space on a year by year basis and its outstanding lease commitments as of December 31, 2006, are presented as follows:

              12/31/2006
              -----------
Office lease  $    10,121
              ===========

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

CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the year ended December 31, 2006 were as follows:

                12/31/2006

                -----------
Yun Chou        $ 7,721,626
Ladoga              276,102
Promtekhresurs      290,696
Other               123,454
                -----------
TOTAL           $ 8,411,971
                ===========

Customers are Russian and Chinese operating companies involved in construction and lumber trading.

Our main suppliers in excess of 5% over the cost of goods sold during the year ended December 31, 2006 were as follows:

                   12/31/2006

                   -----------

Exintra            $ 4,978,997
Stroytransservice    1,829,091
Geomashproekt          346,516
Other                   20,290
TOTAL              $ 7,174,894
                   ===========

INTEREST RATE RISK - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments.

Currently, the Company's management approach to the interest risk limitation is borrowing at fixed rates.

20.  CONCENTRATION  OF  BUSINESS  RISK

The Company's business activities are currently limited to lumber products purchases and distribution within Russian Federation and exports of these products to China. Laws and regulations affecting businesses operating in the Russian Federation are subject to rapid changes and the Company's assets and operations could be at risk due to negative changes in the political and business environment.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged John A. Braden and Company, PC ("John Braden") to audit the Company's financial statements for the years ended December 31, 2006 and December 31, 2005. On January 1, 2007 John A. Braden & Co. P.C. merged with GLO CPAs, LLP.

During the most recent fiscal year and any subsequent interim periods preceding the date of this report there were no:

---  ---------------------------------------------------------------------------
     (a) disagreements between the Company and GLO CPAs, LLC (GLO). on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of GLO would have caused them to make reference to the subject matter of the disagreement or disagreements in their report on the financial statements for such year;
---  ---------------------------------------------------------------------------
---  ---------------------------------------------------------------------------
     (b) reportable events involving GLO. that would have required disclosure under Item 304(a)(iv)(A) of Regulation S-B; or
---  ---------------------------------------------------------------------------
---  ---------------------------------------------------------------------------
     (c) written or oral consultations between the Company and GLO regarding either the specific application of accounting principles or the type of audit opinion that might be rendered on the Company 's financial statements that was considered an important factor by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was the subject of a disagreement or a reportable event, that would have required disclosure under Item 304 (a)(2) of Regulation S-B.
---  ---------------------------------------------------------------------------

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

NAME                           POSITION              AGE  DATE FIRST ELECTED
                                                             OR APPOINTED
-----------------  --------------------------------  ---  --------------------
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

During the fiscal year ending December 31, 2006, the Audit Committee was responsible for the general oversight of audit, legal compliance and potential conflict of interest matters, including (a) recommending the engagement and termination of the independent public accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services, (c) reviewing adjustments recommended by the independent public accountant and addressing disagreements between the independent public accountants and management, (d) reviewing the adequacy of internal controls and management's handling of identified material inadequacies and reportable conditions in the internal controls over financial reporting and compliance with laws and regulations, and (e) supervising the internal audit function, which may include approving the selection, compensation and termination of internal auditors. The Audit Committee met few times by teleconference during 2006.

For the fiscal year ended December 31, 2006, the Board of Directors conducted discussions with management and the independent auditor regarding the acceptability and the quality of the accounting principles used in the reports in accordance with Statements on Accounting Standards (SAS) No. 61. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements. The Audit Committee also discussed the other items with the auditors required by SAS No. 61 as amended. In addition, the Board of Directors discussed with the independent auditor the matters in the written disclosures required by Independence Standards Board Standard No. 1.

For the fiscal year ended December 31, 2006, the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, and the selection of the Company's independent auditor. Additional meetings were held with the independent auditor, with financial management present, to discuss the specific results of audit investigations and examinations and the auditor's judgments regarding any and all of the above issues. No significant issues were raised as the result of those discussions.

Pursuant to the reviews and discussions described above, the Board of Directors recommended that the audited financial statements be included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

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

ITEM  10.  EXECUTIVE  COMPENSATION

During 2006 the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company estimates the fair value of the management compensation for the periods of their respective services as follows:

NAME AND PRINCIPAL POSITION       FAIR   ACTUAL  FAIR VALUE
                                 VALUE   SALARY  ADJUSTMENT
-------------------------------  ------  ------  ----------
Albert Abdouline                 19,763       -      19,763
CEO, CFO of Victoria Industries

Victor Kislinsky                 30,000  11,000      19,000
CEO, Victoria Lumber
-------------------------------  ------  ------  ----------
Total                            49,763  11,000      38,763
===============================  ======  ======  ==========

In order to bring the amount of the 2006 management compensation in line with its fair value, the Company recognized an additional compensation expense of $38,763 that represented the fair value adjustment. The Company expects pay the senior management market-based salaries if and when the scope of our business justifies such salaries. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2006.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following tables sets forth, as of January 11, 2007 the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER               AMOUNT OF   PERCENT OF
                                                  BENEFICIAL      CLASS
                                                   INTEREST
------------------------------------------------  -----------  -----------

Inverness, Inc.                                    4,048,805         36.9%
556 Main Str., Hunkins Plaza
Charlestown, Nevis

Stockwell, Inc.                                    3,775,494         34.4%
556 Main Str., Hunkins Plaza
Charlestown, Nevis


High Peaks Corporation                               935,644          8.5%
556 Main Str., Hunkins Plaza
Charlestown, Nevis

Mr. Victor Kislinskii                                754,088          6.9%
65 Bratiev Kashirinykh Str.
Cheliabinsk, Russia

Mr. Albert Abdoulline                                100,792          0.9%
56A Komsomolsky Prospekt, Apt. 3,
Cheliabinsk, Russia, 454138

All executive officers and directors as a group      854,880          7.8%
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

ITEM  13.  EXHIBITS  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

REPORTS  ON  FORM  8-K

Amended Form 10KSB/A -- Optional form for annual and transition reports of small business issuers [Section 13 or 15(d), not S-B Item 405].

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm - GLO CPAs LLP for the year ended December 31, 2006

Consolidated  Balance  Sheet  as  of  December  31,  2006

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2006 and 2005

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to the Consolidated Financial Statements for the year ended December 31, 2006


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


SUBSIDIARIES:

Victoria  Resources  Inc.
Victoria  Lumber  LLC
Coptent  Trading  Ltd

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The Audit Fees for year 2006 were for services associated with the consolidated U.S. GAAP audits and reviews of the applicable quarterly reports and offering memoranda rendered for the Company by Independent Registered Public Accounting Firm - John A. Braden & Co. P.C. (now GLO)

AUDIT-RELATED  FEES

During 2006, we have not paid any Audit-Related Fees.

TAX  FEES

The Tax Fees for 2006 were mainly for services associated with tax compliance and other tax consulting services.

AUDIT  COMMITTEE  PRE-APPROVAL  POLICIES  AND  PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit
Committee pre-approves the engagement terms and fees of John A. Braden & Co. P.C.(Now GLO) for all audit and non-audit services, including tax services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2007                   Victoria  Industries,  Inc.

                                   /S/
                                   ---------------------------------
                                   Albert Abdoulline
                                   President