Form 10QSB
period 2007-03-31
VICTORIA INDUSTRIES INC
filed 2007-05-15
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2007

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

                         PERSONS  WHO  ARE  TO  RESPOND  TO  THE  COLLECTION  OF
                         INFORMATION  CONTAINED IN THIS FORM ARE NOT REQUIRED TO
                         RESPOND  UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
SEC  2337  (12-05)       CONTROL  NUMBER.

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         Yes [ ]  No [X]

Issuer's revenues for its most recent fiscal year:    $8,411,971

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of May 15, 2007 within past 60 days: $3,450,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2006:

Common Stock; 10,965,090
              -----------

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

FORM 10-QSB

                                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                                           Page
                                                                                                             ----

Item 1.      Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Consolidated Balance Sheets - March 31, 2007 and December 31, 2006 . . . . . . . . . . . . . .

             Consolidated Statements of Operations and Comprehensive Income (Loss) - for the three months ended March 31, 2007 and 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit) - March 31, 2007
             and December 31, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Consolidated Statements of Cash Flows - for the three months ended March 31, 2007 and  March 31, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .

Item 2 .     Management's Discussion and Analysis of Principal Condition and Operations . . . . . . . . . .

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

Item 4.      Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .

Item 5.      Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                                                       VICTORIA INDUSTRIES, INC.
                                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                       (EXPRESSED IN US DOLLARS)
----------------------------------------------------------------------------------------------------------------

                                                                                     MARCH 31,
                                                                                        2007       DECEMBER 31,
                                                                                    (UNAUDITED)        2006
                                                                                    ------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $   212,678   $     138,602
  Accounts receivable                                                                 3,300,172       3,118,137
  Related party receivable - current portion                                             68,389         136,245
  Taxes receivable                                                                       73,205         204,336
  Inventories                                                                           131,186               -
  Prepayments and other current assets                                                  637,921         518,623
  Deferred interest expense                                                               8,275          20,484
  Deferred tax asset                                                                      1,322           3,574

                                                                                    ------------  --------------
    Total current assets                                                              4,433,148       4,140,001

Property, plant and equipment, net                                                          564             718

                                                                                    ------------  --------------
TOTAL ASSETS                                                                        $ 4,433,712   $   4,140,719
                                                                                    ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short term borrowings from related parties                                        $    97,925   $      77,925
  Short term bank loans                                                                 335,000         335,000
  Accounts payable                                                                    2,222,747       2,056,443
  Taxes payable                                                                             718               -
  Other current liabilities                                                             186,913         190,019
  Interest payable                                                                            -
                                                                                    ------------  --------------
    Total current liabilities                                                         2,843,303       2,659,387

Commitments and Contingencies (Note 20)                                                       -               -


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 10,965,090 shares issued and outstanding  as of
  March 31, 2007 and December 31, 2006                                                   10,965          10,965
  Additional paid-in capital                                                          1,877,027       1,867,367
  Accumulated (deficit )                                                               (310,029)       (403,902)
  Accumulated other comprehensive (loss)  - foreign currency                            (12,446)         (6,902)

                                                                                    ------------  --------------
Total stockholders' equity                                                            1,590,409       1,481,332

                                                                                    ------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 4,433,712   $   4,140,719
                                                                                    ============  ==============

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
--------------------------------------------------------------------------------

                                        FOR THE THREE MONTHS ENDED
                                         MARCH 31,     MARCH 31,
                                            2007          2006
                                        ------------  ------------
REVENUES                                $ 2,924,518   $ 2,455,164

COST OF SALES                            (2,774,644)   (2,102,014)
                                        ------------  ------------

GROSS PROFIT                                149,874       353,150

OPERATING EXPENSES
Sales, general and administrative           (18,643)     (178,022)
Compensation                                 (9,660)       (9,848)
Professional fees                           (15,000)       (9,469)
Depreciation and amortization                  (161)         (151)
                                        ------------  ------------

OPERATING INCOME                            106,410       155,650

OTHER INCOME (EXPENSE)
Interest income                              10,446         4,164
Interest expense                            (12,209)      (11,487)
Foreign exchange loss                          (103)      (42,916)
Other expense, net                           (6,261)            -
                                        ------------  ------------

INCOME BEFORE TAX                            98,283       105,421

FOREIGN INCOME TAX                           (4,410)      (14,676)
                                        ------------  ------------

NET INCOME                                   93,873        90,745

Other comprehensive (loss)
  Foreign currency translation  (loss)        5,544        12,338
                                        ------------  ------------

COMPREHENSIVE INCOME (LOSS)             $    99,417   $   103,083
                                        ============  ============

BASIC INCOME PER SHARE
  From Continuing operations            $      0.01   $      0.01
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                       10,965,090    10,965,090


     The accompanying notes are an integral part of the consolidated financial statements

                                                                                                       VICTORIA INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                                                                       UNAUDITED
                                                                                 (EXPRESSED IN US DOLLARS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                COMMON STOCK     ADDITIONAL    ACCUMULATED     ACCUMULATED          TOTAL
                                            -------------------    PAID-IN      (DEFICIT)         OTHER         STOCKHOLDERS'
                                              SHARES    AMOUNT     CAPITAL                    COMPREHENSIVE         EQUITY
                                                                                                 (LOSS)       (CAPITAL DEFICIT)
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------

DECEMBER 31, 2005                           10,965,090   10,965    1,823,629      (818,200)          (2,226)           1,014,168
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
Contributed services                                 -        -       43,738             -                -               43,378
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
Other comprehensive (loss) for the period            -        -            -             -            9,128              414,297
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
Net income for the period                            -        -            -       414,297                -                9,128
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------

------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
DECEMBER 31, 2006                           10,965,090  $10,965  $ 1,867,367  $   (403,902)  $        6,902   $        1,481,332
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------

------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
Contributed services                                                   9,660                                               9,660
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
Net gain (loss) for the year                                                        93,873                                93,873
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
Other comprehensive gain (loss)                                                                       5,544                5,544
------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------

------------------------------------------  ----------  -------  -----------  -------------  ---------------  ------------------
MARCH 31, 2007                              10,965,090   10,965    1,877,027      (310,029)          12,446            1,590,409
--------------------------------------------------------------------------------------------------------------------------------


     The accompanying notes are an integral part of the consolidated financial statements

                                                                    VICTORIA INDUSTRIES, INC.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    (EXPRESSED IN US DOLLARS)
                                                                                    UNAUDITED
---------------------------------------------------------------------------------------------

                                                                    FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,    MARCH 31,
                                                                        2007         2006
                                                                    ------------  ------------
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
  Net income                                                         $   93,873   $   90,745
  Adjustments due to reconcile net income from
  operations to net cash in operating activities:
    Contributed services by shareholders                                  9,660        9,847
    Deferred tax expense (gain)                                           2,252          208
    Net imputed interest (income)                                       (10,466)      (3,149)
    Depreciation                                                            161          151

  Changes in current assets and liabilities:
    (Increase) in accounts receivable                                  (182,035)    (953,771)
    Decrease in prepaid expenses and other current assets              (119,298)     (21,731)
    (Increase) in inventories                                          (131,186)     (47,930)
    Decrease (increase) in VAT receivable and other taxes prepaids      140,512       11,904
    Increase in accounts payable                                        166,304      992,032
    Increase in taxes payable                                               718       12,591
    Increase (decrease) in other accounts payable                        (3,106)    (213,482)
    Change in interest payable                                           12,209        4,566
                                                                     -----------  -----------
NET CASH FLOW FROM OPERATING ACTIVITIES                                 (20,383)    (118,019)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Short term loans received                                                   -            -
  Short term loans repaid                                                     -       (7,532)
  Borrowings from related parties                                        20,000            -
                                                                     -----------  -----------
NET CASH FLOW FROM FINANCING ACTIVITIES                                  20,000       (7,532)

CASH PROVIDED BY INVESTING ACTIVITIES:

  Promissory notes repaid                                                68,922       68,922
  Purchase of property, plant and equipment                                   -            -
                                                                     -----------  -----------
NET CASH FLOW FROM INVESTING ACTIVITIES                                  68,922       68,922

EFFECT OF FOREIGN EXCHANGE TRANSLATION RATE CHANGES                       5,537       12,450
                                                                     -----------  -----------

(DECREASE) INCREASE IN CASH:                                             74,076      (29,115)
CASH, AT THE BEGINNING OF THE PERIOD                                    138,602       32,301

                                                                     -----------  -----------
CASH, AT THE END OF THE PERIOD                                       $  212,678   $    3,186
                                                                     ===========  ===========

     (1) Cash paid for income tax in the amount of $5,254 and $27,475 for the three months ended March 31, 2007 and 2006, respectively.
     (2) Cash paid for interest in the amount of $Nil and $10,503 for the three months ended March 31, 2007 and 2006, respectively.


     The accompanying notes are an integral part of the consolidated financial statements

1.   NATURE OF BUSINESS

     Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

     The current principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the "Company") as of March 31, 2007 and December 31, 2006 were as follows:

     OPERATING ENTITY           PRINCIPAL ACTIVITY             COUNTRY OF     MARCH 31,   DECEMBER 31,
                                                              INCORPORATION    2007          2006
                                                                                   CONTROL %
     -------------------------  -----------------------------  -------------  ----------  -------------
     Victoria Industries, Inc.  Holding company                United States       -              -
                                                               of America
     Victoria Resources, Inc.   Marketing and distribution     United States     100%           100%
                                of forestry products           of America
     Victoria Lumber, LLC       Marketing and distribution     Russian           100%           100%
                                of forestry products           Federation
     Coptent Trading Limited    Marketing and distribution of  Cyprus            100%           100%
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

     The number of fulltime employees of the Company as at March 31, 2007 and December 31, 2006 amounted to 9.

     The principal customers of the Company are based in Eastern Siberia and the Far East regions of Russia, and the North provinces of China: Inner Mongolia and Heyluntszyan. The Company has announced its planned involvement in real estate development in Russia. The Company has been considering various development scenarios including manufacturing and distribution of construction materials as well as real estate development. In 2006, in addition to its main timber trading business, the Company imported forestry machinery and construction materials from China which were sold within Russia. The Company has also received orders for future deliveries of the above items.

     The Company believes that real estate business is complementary to the Company's operations as its key management has broad real estate development background.

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

     In order to carry out the planned expansion into real estate ventures, the Company will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. While the company was profitable in 2006 and the three months period of 2007, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds to carry out the planned expanded operations.

     Management of the Company plans to continue to recover its losses that relate to prior periods through extensive marketing policy and flexible shipment terms being offered to its new clients for 2007. However, there is no assurance these policies will continue to be successful.


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

     As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.


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

     The prevailing exchange rates as at March 31, 2007 and December 31, 2006 were approximately 1 U.S. dollar to 26.01 and 26.33, Russian rubles, respectively. For the periods ended March 31, 2007 and 2006, the average exchange rate for 1U.S. Dollar was 26.30 and 27.18, Russian rubles, respectively.


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

     VICTORIA  UMBER, LLC - 100%

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


5.   ACCOUNTS RECEIVABLE

     As of March 31, 2007 and December 31, 2006 accounts receivable were comprised of receivables from three parties: Yun Chou of $2,951,591 and $2,585,266 , respectively; Exintra of $119,696 and $135,482, respectively; and Ladoga of $56,444 and $None, Promtekhresurs 172,442 and None respectively. All amounts were due for the Company's forestry products sold to these parties. No provisions were accrued as management of the Company considers all receivables to be fully collectible, in accordance with the terms of the contracts.

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

                          AT COST    AT NET PRESENT
                                          VALUE
                         MARCH 31,      MARCH 31,
                            2007          2007
                         ----------  ---------------
          June 30, 2007      68,922           68,389
                         ----------  ---------------
          TOTAL          $   68,922  $        68,389
                         ==========  ===============

     The net recovered amount of the investment has been discounted at the estimated cost of capital as of December 31, 2004.

     As of March 31, 2007, the present value of payments due to the Company from the above transaction equaled $68,389. This value represents the Company's share in the net assets of

     Siberian Wood LLC, after the redemption of one scheduled payments in the total amount of $68,922.

7.   TAXES RECEIVABLE

                                 3/31/2007    12/31/2006
                                -----------  ------------

     VAT receivable             $   73,900   $   203,502
     Profit tax receivable              23         1,601
     Less other taxes prepaids        (718)         (767)
                                ===========  ============
     TOTAL                      $   73,205   $   204,336
                                ===========  ============

     As of March 31, 2007 and December 31, 2006, taxes receivable consisted mostly of VAT receivable and were discounted at 15% annual rate based on an average six months turnover period.


8.   INVENTORIES

     As of March 31, 2007 and December 31, 2007 the Company's inventory balances amounted to $131,186 and None.


9.   PREPAYMENTS  AND  OTHER  CURRENT  ASSETS


     As of March 31, 2007 and December 31, 2006 amounts of $637,921 and $518,623, respectively, represent advances to Cenex Continental, the Company's payment agent, prepaid in order to purchase certain amounts of forestry products and Exintra, a supplier of timber to the Company.


10.  DEFERRED  INTEREST  EXPENSE

     On September 15, 2006, the Company obtained a short term loan from Thor United Corporation (the Lender) in amount of $335,000 with interest on the loan set at the nominal interest of 14.6%. This was equivalent to $35,000, which, in accordance with the terms of the Loan agreement, was withheld in full by the Lender immediately following the receipt of funds (Note 14). Accordingly the respective amount of interest was capitalized and is being charged to expense pro rata at the end of each quarter. During the quarter ended March 31, 2007, amount charged to expense was $12,209.

11.  INCOME  TAX

     The Company's provision for income tax for the periods ended March 31, 2007 and December 31, 2006 were as follows:

                                  3/31/2007    12/31/2006
                                  ----------  ------------

     Current tax                  $    2,158  $   (28,927)
     Deferred tax (gain) expense       2,252        3,383
                                  ----------  ------------
     TOTAL INCOME TAX CREDIT      $    4,410  $   (25,544)
                                  ==========  ============

     Deferred taxes reflect the net tax effects of temporary differences, due to the discounting of VAT receivable, between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The change for the periods in the Company's deferred tax position is as follows:

                                                            3/31/2007    12/31/2006
                                                           -----------  ------------
     Net asset (liability) at the beginning of the period  $    3,574   $    (6,957)

     Charged to (expense)  income for the period               (2,252)       (3,383)
                                                           -----------  ------------

     NET ASSET  AT THE END OF THE PERIOD                   $    1,322   $     3,574
                                                           ===========  ============

     The tax effect on the major temporary differences that give rise to the deferred tax assets as at March 31, 2007 and December 31, 2006 is presented below:

                                                                       3/31/2007   12/31/2006
                                                                       ----------  -----------
     TEMPORARY DIFFERENCES THAT GIVE RISE TO DEFERRED TAX ASSETS
     Valuation of VAT receivable                                       $    5,349  $    14,730
     Difference in depreciable value of PPE                                   160          160
                                                                       ----------  -----------
     TOTAL                                                             $    5,509  $    14,890

     TEMPORARY DIFFERENCES THAT GIVE RISE TO DEFERRED TAX LIABILITIES           -            -

                                                                       ----------  -----------
     NET DEFERRED TAX ASSET                                            $    5,509  $    14,890
                                                                       ==========  ===========

     The deferred tax assets as at March 31, 2007 and December 31, 2006, calculated at effective Russian income tax rate of 24%, is consisted of the following:

                                                    3/31/2007   12/31/2006
                                                    ----------  -----------
          DEFERRED TAX ASSETS
            Valuation of VAT receivable             $    1,284  $     3,536
            Difference in depreciable value of PPE          38           38
                                                    ----------  -----------
          TOTAL                                          1,322        3,574
          DEFERRED TAX LIABILITIES                           -
                                                    ----------  -----------
          NET DEFERRED TAX ASSET                    $    1,322  $     3,574
                                                    ==========  ===========

     The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net income before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company's income statement:

                                                            3/31/2007    3/31/2006
                                                           -----------  -----------

       Income (loss) before income tax                     $   98,283   $  105,421
       Theoretical income tax at statutory rate                33,416       35,843
       Non deductible fair value compensation adjustment        9,660        3,348
       Change in income tax estimates                               -            -
       Other permanent differences                            (38,666)     (24,515)
                                                           -----------  -----------
     INCOME TAX EXPENSE (BENEFIT)                          $    4,410   $   14,676
                                                           ===========  ===========

     As at March 31, 2007 and December 31, 2006 the Company had a net operating loss carry forwards for purposes of US federal income tax of approximately $130,000 and $120,000 for the respective above periods. No deferred tax asset has been recorded because of the uncertainty of realization. The carry forward expires during the period from 2022 to 2024.

12.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment as of March 31, 2007 and December 31, 2006 consisted of the following:

                                     3/31/2007    12/31/2006
                                    -----------  ------------
          Computer equipment        $    2,309   $      2281
          Accumulated Depreciation      (1,743)        (1563)
                                    -----------  ------------
          NET BOOK VALUE            $      564   $       718
                                    ===========  ============

13.  SHORT TERM  BORROWINGS  FROM  RELATED  PARTIES

     Borrowings from related parties as of March 31, 2007 and December 31, 2006 in a total amount of $97,925 and $77,925 were as follows:

-    Advances  from  the  shareholders  as  of  March  31, 2007 and December 31,
     2006 in the total amount of $82,925 represents non-interest bearing borrowings payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company's New York office.

- Borrowings from the Company's former directors outstanding as of March 31, 2007 and December 31, 2006 amounted to $15,000. The short term loans were obtained during the year ended December 31, 2002 and are payable on demand.

14.  SHORT TERM  LOANS

     Short-term loans as of March 31, 2007 and December 31, 2006 were as follows:

                                  %,      3/31/2007   12/31/2006
                               CURRENCY
                              ----------  ----------  -----------
     Thor United Corporation      14.6%,  $  335,000      335,000
                              US Dollars  ----------  -----------
       TOTAL                              $  335,000  $   335,000
                                          ==========  ============

     On September 15, 2006 The Company obtained a loan of $335,000 from Thor United Corporation (The Lender) with the interest affixed in amount of $35,000 at the rate of 14.6%, which was withheld by the Lender upon closing (Note 10).

     The short term loan obtained from Thor United Corporation in the amount of $335,000 was secured by the shares of common stock held by the Company's CEO. Proceeds of the loans were used mainly for immediate working capital requirements.

     Interest expense for the three months period ended March 31, 2007 and 2006 was accrued in the total amounts of $12,209 and $11,487, respectively.


15.  TAXES PAYABLE

     Taxes payable as of March 31, 2007 and December 31, 2006 consisted of the following:

                                         3/31/2007   12/31/2006
                                         ----------  -----------
          Taxes withheld from employees  $      252  $         -
          Other taxes                           466
                                         ----------  -----------
          TOTAL                          $      718  $         -
                                         ==========  ===========

16.  OTHER CURRENT  LIABILITIES

     Other accounts payable in the total amounts of $186,913 and $190,019 as of March 31, 2007 and December 31, 2006 were mostly comprised of $122,541 (2006: $129,736) payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with the Agency Agreement.


17.  INTEREST  PAYABLE

     As of March 31, 2007 and December 31, 2006 the amounts of $Nil and $6,926 represented balance of interest accrued on short term loans obtained by the Company during 2006 (Note 14).


18.  COMMON  STOCK

     There are 75,000,000 common shares authorized by the Company's Amended and Restated Certificate of Incorporation. There are 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of March 31, 2007 and December 31, 2006.

     The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company's entities. These profits differ from profits recorded under US GAAP.

     No dividends were declared or paid during the periods ended March 31, 2007 and March 31, 2006.

19.  RELATED  PARTIES

     Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

     Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

     For details of related party balances outstanding as of March 31, 2007 and December 31, 2006 see Notes 4, 6 and 13.

20.  COMMITMENTS  AND  CONTINGENCIES

     LEASE COMMITMENTS -- The Company leases office space on a year by year basis and its outstanding lease commitments as of March 31, 2007, are as follows:

                           2007
                        ----------
          Office lease  $    4,192
                        ----------
          TOTAL         $    4,192
                        ==========

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

     The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

     CONCENTRATION OF SALES - Sales in excess of 5% to any one customer for the periods ended March 31, 2007 and 2006 were as follows:

                     3/31/2007   3/31/2006
                     ----------  ----------
     Exintra         $        -  $   48,376
     Yon Chou         1,564,805   2,406,788
     Promtekhresurs     726,413
     Ladoga             633,301
                     ----------  ----------
     TOTAL           $2,924,518  $2,455,164
                     ==========  ==========

     Customers are Russian and Chinese operating companies involved in construction and lumber trading.

     Our main suppliers in excess of 5% of the cost of goods sold during the periods ended March 31, 2007 and 2006 were as follows:

                        3/31/2007   3/31/2006
                        ----------------------
     Geomashproject     $  586,154  $        -
     Speztekhsbyt          695,861           -
     Kedr L                630,268           -
     Exintra               818,625   1,222,030
     Stroitransservice           -     879,984
     Other                  43,736           -
                        ----------------------
     TOTAL              $2,774,644  $2,102,014
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


ITEM  2.  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  PRINCIPAL  CONDITIONS  AND
OPERATIONS

DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------

RESULTS OF OPERATIONS

Revenues recognized for the periods ended March 31, 2007 and 2006 amounted to $2,924,518 and $2,455,164, respectively. Cost of sales for the respective periods, 2007 and 2006, consisted mainly of purchased logs and transportation cost in the amounts of $2,774,644 and $2,102,014, for each of the above respective periods.

The significant increase in sales for the first three months period of 2007 was mostly due to the increased volumes of birch in the amounts of $1,564,805 (7,367 cubic meters).

Cost of sales for the three months ended March 31, 2007 consisted primarily of birch, and construction materials, spare parts and transportation expenses amounting to $1,448,893, $46,169, $1,246,633 and $32,949 respectively.

Prices for our products are subject to volatility depending on seasonal demand for forestry products. These can be seen by the relatively low gross margin in the first quarter of 2007, which resulted from unfavorable market conditions.

No assurance can be given as to if and when we become an established supplier and as to whether or not this would allow us to sell at prevailing market prices. We also expect to secure better terms from our suppliers, which may further improve our gross margin in the future. There is no assurance as to when and if these will be achieved.

Our gross margin decreased from approximately 14.3% in the first three month of 2006 to approximately 5.12% in three months 2007 primarily as a result of the strengthening of the Russian Rouble against US dollar. While our sales contracts are denominated in US dollars, our purchasing prices in Russia are denominated in Russian Roubles and we were unable to pass the increased timber purchasing costs on to our customers primarily due to our focus on maintaining and increasing our market share. Another contributing factor was the change of delivery basis from DAF to FCA. Under FCA, the Company incurred significantly lower transportation expenses which were assumed by the buyer. The above change in the delivery terms caused us to reduce our prices. However, the latter effect on the gross margin was compensated by a reduction in our Sales, General and Administration expenses from $176,673 to $18,643. Despite the steep reduction in the gross margin in 2007, our operating profit went down from $155,160 in the first three months of 2006 to $106,410 in the first three months of 2007 while our before tax earnings fell by only $3,666 from 103,083 in the first three months of 2006 to $99,417 in the the first three months of 2007.

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


CAPITAL  EXPENDITURES

As of March 31, 2007 and December 31, 2006 the Company did not have significant fixed assets as it operated solely as a trader and not a producer.

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

During the three months period of 2007 we recognized a net profit of $93,873. As of March 31, 2007 the Company had total current assets of $4,433,148 and total current liabilities of $2,843,303. As of

March 31, 2007, the Company had cash balance of $212,678 and a working capital surplus of $1,589,845, respectively.

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

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. While the Company was profitable in 2006 and the first three months of 2007, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CASH FLOW

Cash provided by (used in) operating activities for the periods ended March 31, 2007 and 2006, amounted to ($20,383) and $(118,019), respectively. A significantly smaller cash outflow for the period ended March 31, 2007 was primarily caused by a significantly smaller increase in accounts payable of $166,304 (2006: $992,032) and a reduction in VAT receivable of $140,512 during three months ended March 31, 2007 compared to a reduction of $11,904 during three months ended March 31, 2006.

Cash provided by financing activities during the three months ended March 31, 2007 of $20,000 resulted from shareholder loans.

Except for the cash inflow from the repayment of a related party note linked to the sale of Victoria Siberian Wood, there were no significant activities affecting Cash Flow from Investing Activities during the three months periods ended March 31, 2007 and 2006.


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


LIMITED PUBLIC MARKET

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of May 15,2007 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.


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

REPORTS  ON  FORM  8-K
None

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated  Balance  Sheets  as  of  March  31  2007  and  December  31,  2006

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended March 31, 2007 and December 31, 2006.

Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2007 and 2005

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006.

Notes to the Consolidated Financial Statements for the three months ended March 31, 2007 and the year ended December 31, 2006.

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

SUBSIDIARIES:

As  at  March  31,  2007  and  December  31,  2006

Victoria  Resources  Inc.
Victoria  Lumber  LLC
Coptent  Trading  Ltd


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007                      Victoria Industries, Inc.


                                             /s/  Albert  Abdoulline
                                             -----------------------------------
                                             Albert  Abdoulline
                                             President