Form 10QSB
period 2007-06-30
VICTORIA INDUSTRIES INC
filed 2007-08-14
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six months ended
June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-27189

VICTORIA INDUSTRIES, INC.
(Name of Registrant as specified in its charter)

Nevada	98-0230423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

551 Fifth Avenue, Suite 2020
New York, New York	10017
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (212) 973-0063

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common shares	OTC Bulleting Board

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check weather the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

Check weather the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is a disclosure of delinquent filers in response to Hem 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $8,411,971

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of August 14,, 2007 within past 60 days: $1,363,770

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2007:

Common Stock; 10,965,090

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

VICTORIA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	June 30, 2007 (UNAUDITED)	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$289,853	$138,602
Accounts receivable	4,089,503	3,118,137
Related party receivable - current portion	68,924	136,245
Taxes receivable	6,888	204,336
Prepayments and other current assets	510,982	518,623
Deferred interest expense	-	20,484
Deferred tax asset	128	3,574

Total current assets	4,966,278	4,140,001

Property, plant and equipment, net	407	718
Related party receivable - long term portion	-	-

TOTAL ASSETS	$4,966,685	$4,140,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings from related parties	$111,350	$77,925
Short term bank loans	335,000	335,000
Accounts payable	2,764,161	2,056,443
Taxes payable	818	-
Other current liabilities	134,740	190,019

Total current liabilities	$3,346,069	2,659,387

Commitments and Contingencies (Note 20)	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,965,090 shares issued and outstanding as of June 30, 2007 and December 31, 2006	10,965	10,965
Additional paid-in capital	1,886,590	1,867,367
Accumulated (deficit )	(295,184)	(403,902)
Accumulated other comprehensive (loss) - foreign currency	18,245	6,902

Total stockholders' equity	1,620,616	1,481,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,966,685	$4,140,719

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars, except share amounts)
UNAUDITED

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES	$1,111,963	$2,386,861	$4,036,481	$4,842,025

COST OF SALES	(1,053,197)	(2,021,565)	(3,827,841)	(4,123,579)

GROSS PROFIT	58,766	365,296	208,640	718,446

OPERATING EXPENSES
Sales, general and administrative	(13,916)	(209,954)	(32,559)	(386,627)
Compensation	(9,563)	(9,660)	(19,223)	(19,508)
Professional fees	(13,432)	(33,793)	(28,432)	(43,262)
Depreciation and amortization	(167)	(312)	(328)	(312)

OPERATING INCOME	21,688	111,577	128,098	268,737

OTHER INCOME (EXPENSE)
Interest income	5,511	5,583	15,957	9,747
Interest expense	(8,275)	(17,771)	(20,484)	(23,708)
Foreign exchange loss	(2,567)	(910)	(2,670)	(50,876)
Other expense, net	(107)		(6,368)

INCOME BEFORE TAX	16,250	98,479	114,533	203,900

FOREIGN INCOME TAX	(1,405)	(15,901)	(5,815)	(30,577)

NET INCOME	14,845	82,578	108,718	173,323

Other comprehensive (loss)
Foreign currency translation (loss)	5,799	(89,914)	11,343	(77,576)

COMPREHENSIVE INCOME (LOSS)	$20,644	$(7,336)	$120,061	$95,747

BASIC INCOME PER SHARE
From Continuing operations	$0.00	$(0.00)	$0.01	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,965,090	10,965,090	10,965,090	10,965,090

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
UNAUDITED
(Expressed in US Dollars, except share amounts)

						Total
					Accumulated	Stockholders’
			Additional		Other	Equity
	Common stock		Paid-in	Accumulated	Comprehensive	(Capital
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit)

DECEMBER 31, 2004	10,965,090	$10,965	$1,749,878	$(980,279)	$11,721	$792,285

Contributed services	-	-	73,751	-	-	73,751
Other comprehensive (loss) for the year	-	-	-	-	(13,947)	(13,947)
Net income for the year	-	-	-	162,079	-	162,079

DECEMBER 31, 2005	10,965,090	10,965	1,823,629	(818,200)	(2,226)	1,014,168

Contributed services	-	-	43,738	-	-	43,738
Other comprehensive (loss) for the period	-	-	-	-	9,128	414,297
Net income for the period	-	-	-	414,297	-	9,128

DECEMBER 31, 2006	10,965,090	$10,965	$1,867,367	$(403,902)	$6,902	$1,481,332

Contributed services			19,223			19,223
Net gain (loss) for the year				108,718		108,718
Other comprehensive gain (loss)					11,343	11,343

JUNE 30, 2007	10,965,090	10,965	1,886,590	(295,184)	18,245	1,620,618

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the six months ended
	June 30,	June 30,
	2007	2006
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income	$108,718	$173,323
Adjustments due to reconcile net income from
operations to net cash in operating activities:
Contributed services by shareholders	19,223	19,508
Deferred tax expense (gain)	3,446	846
Net imputed interest (income)	(1,601)	(9,747)
Depreciation	328	312

Changes in current assets and liabilities:
(Increase) in accounts receivable	(971,366)	(1,591,003)
Decrease in prepaid expenses and other current assets	7,641	118,573
(Increase) in inventories	-	(16,717)
Decrease (increase) in VAT receivable and other taxes prepaids	197,448	56,484
Increase in accounts payable	707,718	1,255,841
Increase in taxes payable	818	25,877
Increase (decrease) in other accounts payable	(55,279)	102,671
Change in interest payable	20,484	(2,360)
NET CASH FLOW FROM OPERATING ACTIVITIES	37,578	133,608

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Short term loans received	-	-
Short term loans repaid	-	(224,401)
Borrowings from related parties	33,425	-
NET CASH FLOW FROM FINANCING ACTIVITIES	33,425	(224,401)

CASH PROVIDED BY INVESTING ACTIVITIES:

Promissory notes repaid	68,922	137,844
Purchase of property, plant and equipment	-	-
NET CASH FLOW FROM INVESTING ACTIVITIES	68,922	137,844

EFFECT OF FOREIGN EXCHANGE TRANSLATIO RATE CHANGES	11,326	(77,709)

(DECREASE) INCREASE IN CASH:	151,251	(30,658)
CASH, at the beginning of the period	138,602	32,301

CASH, at the end of the period	$289,853	$1,643

(1) Cash paid for income tax in the amount of $4,999 and $2,733 for the six months ended June 30, 2007 and 2006, respectively.
(2) Cash paid for interest in the amount of $0 and $23,708 for the six months ended June 30, 2007 and 2006, respectively.

1.	NATURE OF BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.

The current principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the “Company”) as of June 30, 2007 and December 31, 2006 were as follows:

Operating Entity	Principal Activity	Country of incorporation	June 30, 2007	December 31, 2006
			Control %
Victoria Industries, Inc.	Holding company	United States of America	-	-
Victoria Resources, Inc.	Marketing and distribution of forestry products	United States of America	100%	100%
Victoria Lumber, LLC	Marketing and distribution of forestry products	Russian Federation	100%	100%
Coptent Trading Limited	Marketing and distribution of forestry products	Cyprus	100%	100%

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 2020, New York, NY 10017, USA. The principal operating office of the Company is located at the following address: 2-B Vitebskaya Street, Suite 1-A, 454080 Chelyabinsk, Russian Federation. The Company’s web site is www.victoriaind.com.

The number of fulltime employees of the Company as at June 30, 2007 and December 31, 2006 amounted to 9.

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

In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of the Company's assets reflected in the balances set out in the preparation of consolidated financial statements. While the company was profitable in 2006 and the six months period of 2007, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company's limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company's ability to continue as a going concern.

Management of the Company plans to continue to recover its losses that relates to prior periods through extensive marketing policy and flexible shipment terms being offered to its new clients for 2007. However, there is no assurance these policies will continue to be successful.

2.	PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation - The consolidated financial statements have been prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation" (SFAS 52). The functional currency of our Cyprus subsidiary is U.S. Dollars. The Russian subsidiary of the Company maintains its accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. Russian statutory accounting principles and procedures differ substantially from those generally accepted under US GAAP. Accordingly, the consolidated financial statements, which have been prepared from the Company's Russian statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited consolidated financial statements and related footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

The prevailing exchange rates as at June 30, 2007 and December 31, 2006 were approximately 1 U.S. dollar to 25.82 and 26.33, Russian rubles, respectively. For the periods ended June 30, 2007 and 2006, the average exchange rate for 1U.S. Dollar was 25.86 and 27.20, Russian rubles, respectively.

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

Revenue Recognition - For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements» ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

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

Comprehensive Income (Loss) - Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Retirement Benefit Costs - The operating entities of the Group situated in the Russian Federation contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred. No other retirement plans have been established.

Segment Reporting - The Company’s business operations are located in the Russian Federation and relate primarily to marketing and distribution of forestry products. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Company as one reportable segment.

4.	ESTABLISHMENT AND DISPOSAL OF SUBSIDIARIES

Victoria Resources, Inc. - 100%

In September 2003, the Company contributed $1,000 into the establishment of a wholly-owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of pursuing opportunities in the lumber resource sector.

Victoria Lumber, LLC - 100%

In December 2003 the Company’s subsidiary, Victoria Resources, Inc., contributed approximately $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Chelyabinsk, Ural region of the Russian Federation.

Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products.

Coptent Trading Ltd - 100%

In April 2004 the Group’s subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.

5.	ACCOUNTS RECEIVABLE

As of June 30, 2007 and December 31, 2006 accounts receivable were comprised of receivables mostly from three parties: Yun Chou of $3,493,615 and $2,585,266 , respectively; and Ladoga of $373,677 and $207,492, Promtekhresurs 119,498 and 189,897 respectively. All amounts were due for the Company’s forestry products sold to these parties. No provisions were accrued as management of the Company considers all receivables to be fully collectible, in accordance with the terms of the contracts.

6.	RELATED PARTY RECEIVABLE

In August 2004 the Company elected to dispose of its shareholding in Siberian Wood LLC. On or about December 31, 2004 the Company signed an agreement with TK Promtekhresurs (a related party) to transfer the Company’s interest in exchange for an interest free note of $551,377 payable by TK Promtekhresures. The Company considers this transaction to be in accordance with market terms, and that these terms represent an arms-length transaction. The current balance of the note receivable is as follows:

		At net present value
	At cost	June 30, 2007

June 30, 2007	$68,924	$68,924
Total	$68,924	$68,924

As of June 30, 2007, the outstanding amount has not been paid.

7.	TAXES RECEIVABLE

	6/30/2007	12/31/2006

VAT receivable	$5,159	$203,502
Profit tax receivable	2,545	1,601
Less other taxes prepaids	(816)	(767)
Total	$6,888	$204,336

As of June 30, 2007 and December 31, 2006, taxes receivable consisted mostly of VAT receivable and were discounted at 15% annual rate based on an average six months turnover period.

8.	INVENTORIES

As of June 30, 2007 and December 31, 2006 the Company did not have any inventory balances.

9.	PREPAYMENTS AND OTHER CURRENT ASSETS

As of June 30, 2007 and December 31, 2006 amounts of $510,982 and $518,623, respectively, represent advances to Cenex Continental, the Company’s payment agent, prepaid in order to purchase certain amounts of forestry products and Exintra.

10.	DEFERRED INTEREST EXPENSE

On September 15, 2006, the Company obtained a short term loan from Thor United Corporation (the Lender) in amount of $335,000 with interest on the loan set at $35,000, which, in accordance with the terms of the Loan agreement, was withheld in full by the Lender immediately following the receipt of funds (Note 14). Accordingly the respective amount of interest was capitalized and is being charged to expense pro rata at the end of each quarter. During the six months ended June 30, 2007, amount charged to expense was $20,484.

11.	INCOME TAX

The Company’s provision for income tax for the periods ended June 30, 2007 and December 31, 2006 were as follows:

	6/30/2007	12/31/2006

Current tax	$2,369	$(28,927)
Deferred tax (gain) expense	3,446	3,383
Total income tax credit	$5,815	$(25,544)

Deferred taxes reflect the net tax effects of temporary differences, due to the discounting of VAT receivable, between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The change for the periods in the Company’s deferred tax position is as follows:

	6/30/2007	12/31/2006
Net asset (liability) at the beginning of the period	$3,574	$6,957
Charged to (expense) income for the period	(3,446)	(3,383)
Net asset at the end of the period	$128	$3,574

The tax effect on the major temporary differences that give rise to the deferred tax assets as at June 30, 2007 and December 31, 2006 is presented below:

	6/30/2007	12/31/2006
Temporary differences that give rise to Deferred tax assets
Valuation of VAT receivable	$373	$14,730
Difference in depreciable value of PPE	160	160
Total	$534	$14,890

Temporary differences that give rise to Deferred tax liabilities	-	-

Net deferred tax asset	$534	$14,890

The deferred tax assets as at June 30, 2007 and December 31, 2006, calculated at effective Russian income tax rate of 24%, consist of the following:

	6/30/2007	12/31/2006
Deferred tax assets
Valuation of VAT receivable	$90	$3,536
Difference in depreciable value of PPE	38	38
Total	128	3,574
Deferred tax liabilities	-
Net deferred tax asset	$128	$3,574

The taxation charge for the year is different from that which would be obtained by applying the federal US statutory income tax rate to the net income before income tax. Below is a reconciliation of theoretical income tax at 34% to the actual expense recorded in the Company’s income statement:

	6/30/2007	12/31/2006

Income (loss) before income tax	$114,533	$388,753
Theoretical income tax at statutory rate	38,941	132,176
Non deductible fair value compensation adjustment	19,223	38,763
Change in income tax estimates	-	(32,364)
Other permanent differences	(52,349)	(113,031)
Income tax expense (benefit)	$5,815	$25,544

As at June 30, 2007 and December 31, 2006 the Company had a net operating loss carry forwards for purposes of US federal income tax of approximately $140,000 and $120,000 for the respective above periods. No deferred tax asset has been recorded because of the uncertainty of realization.  The carry forward expires during the period from 2022 to 2024.

12.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2007 and December 31, 2006 consisted of the following:

	3/31/2007	12/31/2006

Computer equipment	$2,326	$2,281
Accumulated Depreciation	(1,919)	(1563)
Net Book Value	$407	$718

13.	SHORT TERM BORROWINGS FROM RELATED PARTIES

Borrowings from related parties as of June 30, 2007 and December 31, 2006 in the amounts of $111,350 and $77,925 represented non-interest bearing borrowings payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company’s New York office.

14.	SHORT TERM LOANS

Short-term loans as of June 30, 2007 and December 31, 2006 were as follows:

	%, currency	6/30/2007	12/31/2006

Thor United Corporation	US Dollars	$335,000	$335,000
Total		$335,000	$335,000

On September 15, 2006 The Company obtained a loan of $335,000 from Thor United Corporation (The Lender) with the interest affixed in amount of $35,000 at the rate of 14.6%, which was withheld by the Lender upon closing (Note 10).

The short term loan obtained from Thor United Corporation in the amount of $335,000 was secured by the shares of common stock held by the Company’s CEO. Proceeds of the loans were used mainly for immediate working capital requirements. Proceeds of the loans were used mainly for immediate working capital requirements. As at June 30, 2007 the loan extension was being negotiated.

15.	TAXES PAYABLE

Taxes payable as of June 30, 2007 and December 31, 2006 consisted of the following:

	6/30/2007	12/31/2006

Income Tax-Coptent Trading (Republic of Cyprus)	$-	$-
Taxes withheld from employees	282
Other taxes	536
Total	$818	$-

16.	OTHER CURRENT LIABILITIES

Other accounts payable in the total amounts of $134,740 and $190,019 as of June 30, 2007 and December 31, 2006 were mostly comprised of $66,997 (2006: $129,736) payable to Exintra and represents amounts of transportation, storage and other expenses that are to be reimbursed by the Company in accordance with the Agency Agreement.

17.	INTEREST PAYABLE

As of June 30, 2007 and December 31, 2006 no interest was payable as all interest on the loan was paid up-front.

18.	COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There are 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of June 30, 2007 and December 31, 2006.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended June 30, 2007 and December 31, 2006.

19.	RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

For details of related party balances outstanding as of June 30, 2007 and December 31, 2006 see Notes 4, 6 and 13.

20.	COMMITMENTS AND CONTINGENCIES

Lease commitments -- The Company leases office space on a year by year basis and its outstanding lease commitments as of June 30, 2007, are as follows:

2007

Office lease	$4,192
Total	$4,192

Litigation - The Company has been and continues to be the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company. Management believes that the resolution of all business matters will not have a material impact on the Company’s financial position or operating results.

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

The main risks inherent to the Company’s operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Company’s risk management policies in relation to those risks are as follows.

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

Currency risk - Currency risk is defined as the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Credit Committee sets limits on the level of exposure by currencies (primarily US Dollar), by entities and in total.

Concentration of Sales - Sales in excess of 5% to any one customer for the periods ended June 30, 2007 and 2006 were as follows:

	6/30/2007	6/30/2006
Yon Chou	$2,156,829	$4,769,583
Promtekhresurs	738,876
Ladoga	1,006,070
Other	134,705	72,442
Total	$4,036,481	$4,842,025

The Company’s customers are Russian and Chinese lumber traders. Our main suppliers in excess of 5% over the cost of goods sold during the periods ended June 30, 2007 and 2006 were as follows:

	6/30/2007	6/30/2006

Geomashproject	$745,775
Speztekhsbyt	907,087	-
Kedr L	1,000,307	-
Exintra	$1,156,005	$2,669,924
Stroitransservice	-	1,453,655
Other	18,665	-
Total	$3,827,841	$4,123,579

To reduce certain of the risks associated with remote location of forestry producers and to facilitate tracking and monitoring of such productions and the Company’s sales, which consist mostly of the sales of Victoria Lumber, the Company’s operating subsidiary, the Company engaged Exintra to provide tracking and monitoring services as well as a range of related logistical services. As compensation for these services, Exintra receives a fee for the amounts of product sold by the Company.

The Company sells lumber to its major Chinese customer, Yun Chou through its operating subsidiary, Coptent Trading, Ltd., which provides marketing and administration services facilitating such transactions. Sales by Coptent are facilitated through Exintra, and the inter-company amounts attributable to these sales are eliminated on consolidation. Revenues reported in the Company’s Statements of Operations consist of Coptent’s sales to Yun Chou, the final customer, as well as of amounts that were sold by Victoria Lumber itself to third parties. Because the company also owes Exintra other fees due to the above services and other logistical services rendered, Exintra may act as both a vendor and a customer for the Company.

Interest rate risk - Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments used by or that otherwise relate to the Company and its operations.

Currently, the Company’s approach to reducing the interest risk is borrowing at fixed rates.

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

23.	SUBSEQUENT EVENTS

On July 12, 2007, the Company issued a press release announcing its intention to dispose of its lumber trading business in the Russian Federation. The above decision was caused by the inability to raise financing and attract investor interest for its lumber trading business. The Company believes that it will dispose of the lumber trading business before the end of 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITIONS AND OPERATIONS

Discussion and Analysis of Financial Condition

Results of Operations

Revenues recognized for the periods ended June 30, 2007 and 2006 amounted to $4,036,481 and $4,842,025, respectively. Cost of sales for the respective periods, 2007 and 2006, consisted mainly of purchased logs and transportation cost in the amounts of $3,827,841 and $4,123,579, for each of the above respective periods.

The revenues for June 30, 2007 primarily consisted of birch sales of $2,126,542, spruce sales of $30,287, construction materials of $162,442 and spare parts of $1,683,696.

Cost of sales for the six months ended June 30, 2007 consisted primarily of birch, construction materials and spare parts amounting to $1,969,020, $28,044, $156,708 and $1,640,555 respectively.

Our gross margin decreased from approximately 14.8% in the first six months of 2006 to approximately 5.2% in six months 2007 primarily as a result of the strengthening of the Russian Rouble against US dollar. While our sales contracts are denominated in US dollars, our purchasing prices in Russia are denominated in Russian Roubles and we were unable to pass the increased timber purchasing costs on to our customers primarily due to our focus on maintaining and increasing our market share. Another contributing factor was the change of delivery basis from DAF to FCA. Under FCA, the Company incurred significantly lower transportation expenses which were assumed by the buyer. The above change in the delivery terms caused us to reduce our prices. However, the latter effect on the gross margin was compensated by a reduction in our Sales, General and Administration expenses from $386,627 to $32,559. Our operating profit went down from $268,737 in the first six months of 2006 to $128,098 in the first six months of 2007 while our before tax earnings fell from $203,900 in the first six months of 2006 to $114,533 in the first six months of 2007.

Prices for our products are subject to volatility depending on seasonal demand for forestry products. These can be seen by the relatively low gross margin during the six months of 2007, which resulted from unfavorable market conditions.

In the event, the Company does not dispose of its timber trading business in 2007 (Note 23), in the near future, no assurance can be given as to if and when we become an established supplier and as to whether or not this would allow us to sell at prevailing market prices. We also expect to secure better terms from our suppliers, which may further improve our gross margin in the future. There is no assurance as to when and if these will be achieved.

Trade accounts receivable as of June 30, 2007 and December 31, 2006, were comprised of amounts receivable for forestry products, construction materials and spare parts delivered to customers in the amount of $4,089,503 and $3,118,137. The significant increase in the first six months of 2007 was due to the extension of better credit terms to customers. Based on the contract terms with customers and on the Company's management estimates, no provision for doubtful debts is required, as all outstanding amounts are considered to be recoverable. Other accounts receivable are comprised mostly of prepayments for forestry products in the amounts of $510,982 as of June 30, 2007 and 518,623 as of December 31, 2006.

The current liabilities of the Company as of June 30, 2007 and December 31, 2006 mainly consisted of trade payables in a total amount of $2,764,161 (December 31, 2006: $2,056,443), short term borrowings from related parties totaling $111,350 (December 31, 2006: $77,925), short-term loans of $335,000 (December 31, 2006: $335,000) and other accounts payable of $134,740 (December 31, 2006: $190,019), each for the respective above referenced periods. Other accounts payable are represented mostly by payables to Exintra, for logistical and other services that are reimbursed by the Company in accordance with the terms of the agreement between the parties. There were no long term liabilities as of June 30, 2007 and December 31, 2006.

The continuation of the Company is dependent upon maintaining a profitable level of operations, expanding the Company’s business, continuing financial support of creditors and stockholders as well as obtaining long-term financing. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to expand current operations, finance working capital and acquire fixed assets. While the Company is undertaking its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient to expand our operations or maintain their current level. If the Company is not successful in raising financing, the Company's expected business volumes may be adjusted or may not materialize at all. Additionally, the Company may lose its current business, which may lead to significant curtailment or suspension of operations. In addition, as disclosed in Note 23, the Company may dispose of its current timber trading business by the end of 2007.

Capital Expenditures

As of June 30, 2007 and December 31, 2006 the Company did not have significant fixed assets as it operated solely as a trader and not a producer.

In the event, the Company does not dispose of its timber trading business in 2007 (Note 23), in the near future, we may need to add certain fixed assets or obtain timberland leases to maintain and further grow our business. The fixed assets may be in the form of warehouse space, manufacturing facilities, processing machinery, logging machinery, automotive vehicles and tractors, chainsaws and other equipment used for logging and lumber processing. We may also elect to form new partnerships, invest into and/or acquire other companies operating in the same segment. In order to finance future capital expenditures, we may need to raise substantial funds. There is no assurance that the required financing will be raised. Further, there is no assurance that the Company will be able to continue successfully in operating existing businesses if the required Capital expenditures are not made.

Competition

We compete in a highly competitive industry that is open to new entrants without significant barriers to entry. We encounter competition in all of our operations, including the acquisition of goods from suppliers and sale of these goods to customers. Many of our competitors have financial and other resources substantially greater than ours.

Cash Requirements

In the event, the Company does not dispose of its timber trading business in 2007 (Note 23), the Company anticipates it will require around $3,000,000 to sustain operations and develop its subsidiaries over the next twelve months. The Company believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised.

Liquidity and Capital Resources

Since inception, the Company has financed its operations from private sources. The Company began operations in 2003 and in 2004 acquired its subsidiaries’ businesses, which included, Victoria Siberian Wood, Victoria Lumber and Coptent Trading Ltd.

During the six months period of 2007 we recognized a net profit of $108,718. As of June 30, 2007 the Company had total current assets of $4,966,278 and total current liabilities of $3,346,067. As of June 30, 2007, the Company had cash balance of $289,853.

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

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. While the Company was profitable in 2006 and the first half of 2007, there is no assurance that the lumber business that the Company is involved in will generate sufficient funds that will be available for operations. The Company’s limited revenue history, high concentration of credit risk in consequence of its dependence on a single major customer and limited funding raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash flow

Cash provided by (used in) operating activities for the periods ended June 30, 2007 and 2006, amounted to $37,576 and $133,608, respectively. The reduction in operating cashflow resulted from the lower net income that went down from $200,321 during six months of 2006 to $108,718 during six months 2007.

Cash provided by financing activities during the six months ended June 30, 2007 and 2006 resulted from shareholder advances of $33,425.

There were no significant activities effecting Cash Flow from Investing Activities during the period.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Much of the information included in this report includes or is based upon estimates, projections or other “forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute its business plan or manage any growth of the business, or that the Company’s future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for the Company's products, the level of product and price competition, the Company’s success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the forest products industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation.

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of August 14, 2007 there were approximately 10,965,090 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

Risks Associated with International Markets

Commencing in 2004 the Company started trading with clients located in the Peoples’ Republic of China. The future success of the Company will depend in part on its ability to generate sales to its international clients and markets outside of its operational locations. There can be no assurance, however, that the Company will be successful in generating these sales. In addition, such transactions will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company’s offerings to the same extent as the laws of the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the financial statements and other information presented herewith are materially correct.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A current report on Form 8-K. Item 8.01: Status of certain corporate events was filed on July 12, 2007.

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated Balance Sheets as of June 30 2007 and December 31, 2006

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended June 30, 2007 and December 31, 2006.

Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006.

Notes to the Consolidated Financial Statements for the six months ended June 30, 2007 and the year ended December 31, 2006.

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

SUBSIDIARIES:

As at June 30, 2007 and December 31, 2006

Victoria Resources Inc.
Victoria Lumber LLC
Coptent Trading Ltd

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	Victoria Industries, Inc.

/s/ Albert Abdoulline
Albert Abdoulline
President