Form 10QSB
period 2007-09-30
VICTORIA INDUSTRIES INC
filed 2007-12-19
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2007

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

Check wether the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is a disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of December 19, 2007 within past 60 days: $152,752.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2006:

Common Stock; 10,558,836

Transitional Small Business Disclosure Format (Check one):	Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

VICTORIA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2007 (UNAUDITED)	December 31, 2006
ASSETS

CURRENT ASSETS
Deferred interest expense	$-	$20,484

Total current assets	$-	$20,484

Investment in Victoria Resources, Inc.	-	1,071,843

TOTAL ASSETS	$-	$1,092,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings from related parties	$-	$18,450
Short term loans	-	335,000
Accounts payable	33,488	33,488
Other current liabilities	-	57,840

Total current liabilities	$33,488	444,778

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 and 10,965,090 shares issued and outstanding as of September 30, 2007 and December 31, 2006	10,559	10,965
Additional paid-in capital	1,805,745	1,867,367
Accumulated (deficit )	(1,849,792)	(1,230,783)
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	(33,488)	647,549

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$1,092,327

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars, except share amounts)
UNAUDITED

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

OPERATING EXPENSES
Sales, general and administrative	$(54)	$-	$(408)	$(3,161)
Compensation		(9,634)	(19,223)	(29,141)
Professional fees	(27,080)	(24,250)	(55,512)	(65,217)
Depreciation and amortization

OPERATING LOSS	(27,134)	(33,884)	(75,143)	(97,519)

Interest expense			(20,484)	(2,035)

INCOME BEFORE TAX	(27,134)	(33,884)	(95,627)	(99,554)

INCOME FROM CONTINUING OPERATIONS	(27,134)	(33,884)	(95,627)	(99,554)

DISCONTINUED OPERATIONS
Income from operations			177,211
Loss on disposal	(523,382)		(523,382)
LOSS FROM DISCONTINUED OPERATIONS	(523,382)		(346,171)

Net income/loss	(550,516)	(33,884)	(441,798)	(99,554)

COMPREHENSIVE INCOME (LOSS)	$(550,516)	$(33,884)	$(441,798)	$(99,554)

BASIC INCOME PER SHARE
From Continuing operations	$(0.05)	$(0.00)	$(0.04)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,965,090	10,965,090	10,965,090	10,965,090

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
UNAUDITED
(Expressed in US Dollars, except share amounts)

					Accumulated	Total
	Common stock		Additional		Other	Stockholders’
			Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	(Loss)	(Capital Deficit)

DECEMBER 31, 2005	10,965,090	$10,965	$1,823,629	$(1,222,695)	$-	$611,899

Contributed services	-	-	43,738	-	-	43,738
Other comprehensive (loss) for the year	-	-	-	-	-	-
Net income for the year	-	-	-	(8,088)	-	(8,088)

DECEMBER 31, 2006	10,965,090	10,965	1,867,367	(1,230,783)	-	647,549

Contributed services	-	-	19,223	-	-	19,223
Income from continuing operations for the period	-	-	-	(95,627)	-	(95,627)
Surrender of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)	-		(81,251)
Loss on disposal of Victoria Resources, Inc.				(523,382)		(523,382)

SEPTEMBER 30, 2007	10,558,836	$10,559	$1,805,745	$(1,849,792)	$-	$(33,489)

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
UNAUDITED

	For the nine months ended
	September 30,	September 30,
	2007	2006
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net loss	$(95,627)	$(99,554)
Adjustments due to reconcile net income from operations to net cash in operating activities:
Contributed services by shareholders	19,223	29,141
Net accrued interest	20,484	2,035
NET CASH FLOW FROM OPERATING ACTIVITIES	(55,920)	(68,378)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Related party short term loans received	55,920	68,378
NET CASH FLOW FROM FINANCING ACTIVITIES	55,920	68,378

CASH PROVIDED BY INVESTING ACTIVITIES:

Purchase of property, plant and equipment	-	-
NET CASH FLOW FROM INVESTING ACTIVITIES	-	-

(DECREASE) INCREASE IN CASH:	$-	$-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-

(1) Cash paid for income tax in the amount of $Nil and $4,725 for the nine months ended September 30, 2007 and 2006, respectively.
(2) Cash paid for interest in the amount of $Nil and $31,286 for the nine months ended September 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements

1.	NATURE OF BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.
The principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2006 were as follows:

Operating Entity	Principal Activity	Country of incorporation	December 31, 2006

Victoria Industries, Inc.	Holding company	United States of America	-
Victoria Resources, Inc.	Marketing and distribution of forestry products	United States of America	100%
Victoria Lumber, LLC*	Marketing and distribution of forestry products	Russian Federation	100%
Coptent Trading Limited *	Marketing and distribution of forestry products	Cyprus	100%

* Victoria Lumber LLC and Coptent Trading Limited were wholly owned subsidiaries of Victoria Resources, Inc.

Effective from July 1, 2007 the Russian Federation significantly raised the export tariffs for logs and unprocessed lumber that was the main product sold by the Company to its Chinese customers. Another factor that contributed to the erosion of the Company’s competitive position was a sharp strengthening of the Russian Ruble against the US dollar by 8.5% in 2006 and 5.2% during 9 months of 2007. As a result, the Company’s business model became unviable and no deliveries took place in third quarter of 2007. During third quarter of 2007, the Company made multiple attempts to salvage the timber trading business by seeking more favorable pricing terms from its suppliers. However, all these attempts have proved unsuccessful. As a result of the above events, the Company believed that its log and unprocessed timber trading business did not have significant value and decided to dispose of and abandon the entire investment in Victoria Resources, Inc. After the decision was made to dispose of the business, and the transaction terms were negotiated, the disposed segment has been unable to collect its accounts receivable due to the inability of the Company to continue transacting its lumber trading business.

On November 30, 2007, Victoria Industries, Inc. (the “Company”) entered into a Share Exchange Agreement to sell the Company’s entire 100% interest in Victoria Resources, Inc. to certain stockholders of Victoria Industries, Inc. for 406,254 shares of Victoria Industries Inc. In addition, the purchasers have agreed to assume the outstanding loans of Victoria Industries, Inc. which had been incurred on behalf of the Russian timber trading operations. Upon consummation of the transaction, the Company did not have any on-going business operations and returned to the development stage.

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 2020, New York, NY 10017, USA. The Company’s web site is www.victoriaind.com.

The number of fulltime employees of the Company as at September 30, 2007 and December 31, 2006 amounted to 2 and 9 respectively.

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

2.	PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation – The consolidated financial statements have been prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation" (SFAS 52). The functional currency of our Cyprus subsidiary is U.S. Dollars. The Russian subsidiary of the Company maintains its accounting records in Russian Rubles in accordance with the accounting and reporting regulations of the Russian Federation. Russian statutory accounting principles and procedures differ substantially from those generally accepted under US GAAP. Accordingly, the consolidated financial statements, which have been prepared from the Company's Russian statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Use of Estimates and Assumptions – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional and Reporting Currency – The functional currency of the Company is the U.S. Dollar. Certain subsidiaries kept their financial records and transact most of their transactions in Russian Rubles, their functional currencies. Their financial statements have been translated into U.S. dollars using period end foreign exchange rates for assets and liabilities, average foreign exchange rates for income and expenses, and rates for common stock issuance that were in effect on the dates of the transactions. Translation differences from year to year resulting from varying exchange rates are reflected in other comprehensive income. Remeasurement differences from settlements of transactions in currencies other than the functional currency are reflected in the statement of income.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – Prior to disposal of Victoria Resources Inc. together with its subsidiaries, the consolidated financial statements incorporate the financial statements of Victoria Industries, Inc., Victoria Resources and other enterprises, where the Company, directly or indirectly exercises control. Control is achieved where the Company has the power to govern the financial and operating policies of an invested enterprise so as to obtain benefits from its activities.

Where necessary, adjustments are made to the financial statements of subsidiaries to ensure the accounting policies are consistently applied.

All significant intercompany transactions, balances and unrealized gains (losses) on transactions are eliminated on consolidation.

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements» ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

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

Property, Plant and Equipment - Property, plant and equipment is stated at cost.

Depreciation is computed under the straight-line method utilizing useful lives of the assets, which are:

Office Equipment	4 – 6 years
Computer Equipment	3 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the income statement.

Leasing – There were no assets held under capital leases. Operating lease expenses are written off in the profit and loss account in the period in which they are incurred.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost comprises direct cost of products purchased, customs duties, transportation and handling costs. Cost is calculated using the specific identification method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

Accounts Receivable – Accounts receivable are stated at their net realizable value after deducting provisions for uncollectible amounts. The provision for uncollectable accounts is estimated based on credit history of particular customers.

Cash and Cash Equivalents – Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with a maturity of 3 months or less that are readily convertible to known amount of cash and which are subject to insignificant risk of changes in value.

Loans and Other Non-Bank Borrowings – All loans and borrowings are initially recorded at the proceeds received, net of direct issue costs. After initial recognition all loans and borrowings are subsequently measured at amortized cost, which is calculated by taking into account any discount or premium on settlement.

Value added tax on purchases and sales – Value added taxes (VAT) related to sales is payable to the tax authorities upon collection of receivables from customers. Input VAT is reclaimable against sales VAT upon payment for purchases. The tax authorities permit the settlement of VAT on a net basis. VAT related to sales and purchases which have not been settled at the balance sheet date (VAT deferred) is recognized in the balance sheet on a gross basis and disclosed separately as a current asset and liability. Where provision has been made against debtors deemed to be uncollectible bad debt expense is recorded for the gross amount of the debtor, including VAT. The related VAT deferred liability is maintained until the debtor is settled or until the debtor is written off for statutory accounting purposes.

Income Taxes – Income tax has been computed based on the results for the year as adjusted for items that are non-assessable or non-tax deductible.

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

Fair value of Financial Instruments – The Company's financial instruments consist of cash, accounts receivable, short term loans given, accounts payable and accrued liabilities and amounts due to directors. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments approximate their carrying values due to the immediate or short term maturity of these financial instruments.

Income per Share – Income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing the net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted income per share are the same for the years presented.

Comprehensive Income (Loss) – Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Retirement Benefit Costs – The operating entities of the Group situated in the Russian Federation contribute to the state pension, medical and social insurance and employment funds on behalf of all its current employees. Any related expenses are recognized in the income statement as incurred. No other retirement plans have been established.

Segment Reporting – The Company’s business operations are located in the Russian Federation and relate primarily to marketing and distribution of forestry products. Therefore, business activities are subject to the same risks and returns and addressed in the consolidated financial statements of the Company as one reportable segment.

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

Coptent Trading Ltd – 100%

In April 2004 the Group’s subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.

Disposal of lumber trading business

On November 30, 2007, Victoria Industries, Inc. (the “Company”) entered into a Share Exchange Agreement to sell the Company’s entire 100% interest in Victoria Resources, Inc. together with subsidiaries to certain stockholders of Victoria Industries, Inc. for 406,254 shares of Victoria Industries, Inc. In addition, the purchasers have agreed to assume the outstanding loans of Victoria Industries, Inc. which had been incurred on behalf of Victoria Resources and related to the timber trading business.

4.	DEFERRED INTEREST EXPENSE

The deferred interest expense as of September 30, 2007 and December 31, 2006 in the amount of $Nil and $20,484 represented interest withheld from the proceeds of the $335,000 short term loan received by the Company in 2006. During 9 months ended September 30, 2007, the deferred interest expense was fully expensed.

5.	ACCOUNTS PAYABLE

Accounts payable as of September 30, 2007 and December 31, 2006 of $33,488 and $33,488 represented unpaid legal and other professional expenses incurred prior to December 31, 2006. These expenses were not assumed by the purchasers of Victoria Resources, Inc. and remained outstanding as of September 30, 2007.

6.	SHORT TERM BORROWINGS FROM RELATED PARTIES

Borrowings from related parties as of September 30, 2007 and December 31, 2006 in a total amount of $Nil and $18,450 represented non-interest bearing borrowings from the Company’s shareholders payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company’s New York office. In accordance with the Share Exchange Agreement dated November 30, 2007, the loans were assumed by the purchasers of Victoria Resources, Inc.

7.	SHORT TERM LOANS

Short-term loans as of September 30, 2007 and December 31, 2006 amounted to $Nil and $335,000. The short term loan of $335,000 was assumed by the purchasers of Victoria Resources, Inc. in accordance with the Share Exchange Agreement dated November 30, 2007.

8.	OTHER CURRENT LIABILITIES

Other accounts payable in the total amounts of $Nil and $57,840 as of September 30, 2006 and December 31, 2006 were mostly comprised of unpaid professional expenses. The above expenses were assumed in full by the purchasers of Victoria Resources, Inc. in accordance with the Share Exchange Agreement dated November 30, 2007.

9.	COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 and 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of September 30, 2007 and December 31, 2006.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended September 30, 2007 and December 31, 2006.

10.	RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

For details of related party balances outstanding as of September 30, 2007 and December 31, 2006 see Notes 6 and 8.

11.	DISCONTINUED OPERATIONS

On November 30, 2007, Victoria Industries, Inc. (the “Company”) entered into a Share Exchange Agreement to sell the Company’s entire 100% interest in Victoria Resources, Inc. to certain stockholders of Victoria Industries, Inc. for 406,254 shares of Victoria Industries, Inc. In addition, the purchasers have agreed to assume the outstanding loans of Victoria Industries, Inc. Upon consummation of the transaction, the Company did not have any on-going business operations and returned to the development stage.

The Company incurred $523,382 loss on disposal which was computed as follows:

Investment in Victoria Resources, Inc.	$1,071,843
Assumption of loan	(335,000)
Assumption of other liabilities	(132,210)
Purchase price	(81,251)
Loss on Disposal	$523,382

The balance sheets and statement of operations for the discontinued operations appear below:

VICTORIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2007 (UNAUDITED)	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$286,144	$138,602
Accounts receivable	4,089,503	3,118,137
Related party receivable – current portion	68,924	136,245
Taxes receivable	6,889	204,336
Prepayments and other current assets	510,982	518,623
Deferred interest expense		3,574
Deferred tax asset	128

Total current assets	4,962,569	4,119,518

Property, plant and equipment, net		718
Related party receivable – long term portion	408	-

TOTAL ASSETS	$4,962,977	$4,120,236

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings from related parties	$126,325	$126,325
Accounts payable	2,731,489	2,022,955
Other current liabilities	1,757	132,178
Total current liabilities	2,859,571	2,281,457

Long-term loans from Victoria Industries, Inc.	1,071,843	1,071,843

STOCKHOLDERS’ EQUITY

Common stock
Additional paid-in capital	335,450	259,377
Accumulated (deficit )	696,113	507,558
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	1,031,563	766,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,962,977	$4,120,236

VICTORIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars, except share amounts)
UNAUDITED

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

REVENUES	$-	$1,461,182	$4,036,481	$6,303,206

COST OF SALES	-	(1,141,704)	(3,827,841)	(5,265,283)

GROSS PROFIT	-	319,477	208,640	1,037,923

OPERATING EXPENSES
Sales, general and administrative	-	(193,581)	(32,205)	(577,046)
Compensation	-	(9,634)
Professional fees	-	-		(2,295)
Depreciation and amortization	-	(162)	(328)	(475)

OPERATING INCOME	-	116,100	176,107	428,966

OTHER INCOME (EXPENSE)
Interest income	-	6,702	15,957	16,450
Interest expense	-	(5,543)		(29,251)
Foreign exchange loss	-		(2,670)	-
Other expense, net	-	(20,387)	(6,368)	(71,263)

INCOME BEFORE TAX	-	96,872	183,026	344,901

FOREIGN INCOME TAX	-	33,659	(5,815)	30,080

NET INCOME	-	130,531	177,211	374,981

Foreign currency translation (loss)	-	(12,681)	11,343	(90,257)

COMPREHENSIVE INCOME (LOSS)	$-	$117,850	$188,554	$284,724

BASIC INCOME PER SHARE
From Continuing operations	$0.00	$0.01	$0.02	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,965,090	10,965,090	10,965,090	10,965,090

12.	COMMITMENTS AND CONTINGENCIES

Lease commitments — Victoria Lumber, LLC, leased office space on a year by year basis and all lease commitments were assumed by the purchasers of Victoria Resources, Inc.

Litigation – The Company has been the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company. In accordance with the Share Exchange Agreement, the purchasers of Victoria Resources, Inc. agreed to hold the Company harmless of any and all claims relating to the Company’s lumber business whether existing prior to the disposal or arising afterwards.

13.	RISK MANAGEMENT POLICIES

The main risks inherent to the Company’s operations are those related to credit risk exposures, market movements in foreign exchange rates and in interest rates. A description of the Company’s risk management policies in relation to those risks are as follows.

Credit risk – The Company is exposed to credit risk which is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company structured the levels of credit risk it undertook by placing limits on the amount of risk accepted in relation to one customer, or groups of customers. Limits on the level of credit risk by customer are approved by the Credit Committee. Despite this policy, the disruption of the Company’s lumber trading business resulting from a steep hike in the Russian export tariffs and strengthening of the Russian Ruble created a situation where the Company’s customer failed to settle their obligations to the Company in a timely fashion citing the Company’s inability to transact further business.

Interest rate risk – Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments used by or that otherwise relate to the Company and its operations.

Currently, the Company’s approach to reducing the interest risk is borrowing at fixed rates.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITIONS AND OPERATIONS

Discussion and Analysis of Financial Condition

Results of Operations

Effective from July 1, 2007 the Russian Federation significantly raised the export tariffs for logs and unprocessed lumber that was the main product sold by the Company to its Chinese customers. In addition the Company’s competitive position was affected by the sharp strengthening of the Russian Rouble against the US dollar by 8.5% in 2006 and 5.2% during 9 months of 2007. As a result, the Company’s business model became unviable and no deliveries took place in third quarter of 2007. During third quarter of 2007, the Company made multiple attempts to salvage the timber trading business by seeking more favorable pricing terms from its suppliers. However, all these attempts have proved unsuccessful. As a result of the above events, the Company believes that its log and unprocessed timber trading business did not have significant value and decided to discontinue and abandon its entire investment in Victoria Resources, Inc. After the decision was made to dispose of the business, and the transaction terms were negotiated, the disposed segment has been unable to collect its accounts receivable due to the inability of the Company to continue transacting its lumber trading business.

On November 30, 2007, Victoria Industries, Inc. (the “Company”) entered into a Share Exchange Agreement to sell the Company’s entire 100% interest in Victoria Resources, Inc. to certain stockholders of Victoria Industries, Inc. for 406,254 shares of Victoria Industries, Inc. In addition, the purchasers have agreed to assume the outstanding loans of Victoria Industries, Inc. Upon consummation of the transaction, the Company did not have any on-going business operations and returned to the development stage.

The continuation of the Company is dependent upon finding new business opportunities, continuing financial support of creditors and stockholders as well as obtaining long-term financing. Management plans to raise equity capital to finance the current cash requirements of the Company. Capital raised will be used to pay general corporate expenses and evaluate new business opportunities. While the Company is undertaking its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient to settle the outstanding liabilities and finance the on-going corporate expenses. If the Company is not successful in raising financing, the Company's may sustain continued losses.

Cash Requirements

The Company anticipates it will require around $100,000 to sustain operations and effectively evaluate new business opportunities over the next twelve months. The Company believes it will be able to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised.

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

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements. The Company’s limited revenue history, absence of revenue sources following the sale and discontinuation of its lumber business and limited funding raise substantial doubt about the Company’s ability to continue as a going concern.

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of December 19, 2007 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

A current report on Form 8K Item 2.01: Acquisition or disposition of assets and Item 9.01 Financial statements and Exhibits was filed on December 4, 2007. (Incorporated by reference)

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Consolidated Balance Sheets as of September 30 2007 and December 31, 2006

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended September 30, 2007 and December 31, 2006.

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to the Consolidated Financial Statements for the nine months ended September 30, 2007 and the year ended December 31, 2006.

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

SUBSIDIARIES:

As at December 31, 2006:

Victoria Resources Inc.
Victoria Lumber LLC
Coptent Trading Ltd

As at September 30, 2007, the Company had no subsidiaries.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2007	Victoria Industries, Inc.

/s/ Albert Abdoulline
Albert Abdoulline
President