Form 10KSB
period 2007-12-31
VICTORIA INDUSTRIES INC
filed 2008-04-15
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

(646) 825-8083
(Issuer's telephone number)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Revenues for registrant's most recent fiscal year: $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 15, 2008 was $1,067,435

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,558,836 Common Stock with $0.001 par value outstanding as of April 15, 2008.

Documents incorporated by reference: None

VICTORIA INDUSTRIES, INC.
FORM 10-KSB

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Victoria" mean Victoria Industries, Inc., "Company" means Victoria Industries, Inc., unless otherwise indicated.

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

Also in 2003, the Company’s wholly owned subsidiary Victoria Resources, Inc. established two Russian operating subsidiaries, Victoria Siberian Wood (Victoria Sibwood) and Victoria Lumber. Victoria Sibwood was 51% owned by the Company's 100% subsidiary, Victoria Resources, Inc. and 49% owned by a third party, Tomlespromivest LLC, a Russian production entity a Russian lumber producer. Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. In 2004 the Company, due to unresolved disputes with Tomlespromivest LLC, has disposed of its' interest in Siberian Wood LLC in exchange for a long term note with a related party.

In April 2004 the Company’s wholly owned subsidiary Victoria Resources, Inc. established Coptent Trading Ltd., a Cypriot wholly owned subsidiary to conduct marketing and distribution of lumber to the Chinese market.

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

On November 30, 2007, Victoria Industries, Inc. (the “Company”) entered into a Share Exchange Agreement to sell the Company’s entire 100% interest in Victoria Resources, Inc. to certain stockholders of Victoria Industries, Inc. for 406,254 shares of Victoria Industries Inc. In addition, the purchasers have agreed to assume the outstanding loans of Victoria Industries, Inc. which had been incurred on behalf of the Russian timber trading operations. Upon consummation of the transaction, the Company did not have any on-going business operations and returned to the development stage and is currently seeking a suitable merger candidate.

The Company currently has a staff of one. In the event, we merge with another company we may need to recruit additional staff.

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 2020, New York, NY 10017, USA. The Company’s web site is www.victoriaind.com.

ITEM 2. DESCRIPTION OF PROPERTY

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the years ended December 31, 2007 and 2006.

PART II:

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Victoria Industry’s common stock is listed on the OTC Bulletin Board exchange under the symbol «VIIN». Our common stock began quotation on the OTC Bulletin Board on January 12, 2001 and our CUSIP number is 77578R 100. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations prior to September 30, 2003 have been adjusted for the 10:1 reverse split that came into effect on December 19, 2003. The high and low bid prices of our common stock (obtained from Bloomberg) for the periods indicated below are as follows:

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2007	$1.15	$0.55

June 30, 2007	$3.19	$1.01

September 30, 2007	$1.01	$0.20

December 31, 2007	$0.20	$0.10

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of April 15, 2008 we had 10,558,836 shares of common stock outstanding and approximately 33 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings for use in our operations and the expansion of our business.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF PRINCIPAL CONDITION AND OPERATIONS

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

Upon sale of Victoria Resources, Inc. we returned to a development stage company status. It is anticipated that we will require only nominal capital to maintain our corporate viability and the necessary funds will most likely be provided by our principal shareholder or our officers and directors in the immediate future. However, in the event we do not identify and complete an acquisition of an operating business and/or do not raise significant outside financing, there is substantial doubt about our ability to continue as a viable corporation.

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

PLAN OF OPERATION

We have sought and we plan to continue investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, GLO CPAs LLLP, of the financial statements of Victoria Industries, Inc*, (the "Company") for the year ended December 31, 2007 is included herein immediately preceding the audited financial statements for the respective periods.

*Former name - Rolltech Inc., as filed in preliminary information statement on September 9, 2003, pursuant to Section 14(c) of the Act reporting the amendment to the Company's Certificate of Incorporation to change the Company's name to Victoria Industries, Inc.").

VICTORIA INDUSTRIES, INC.
FINANCIAL STATEMENTS

DECEMBER 31, 2007

Index

Report of Independent Registered Public Accounting Firm – GLO CPAs, LLLP.	9

Balance Sheet	10

Statements of Changes in Stockholders' Equity	12

Statement of Operations and Comprehensive Loss	11

Statements of Cash Flows	13

Notes to the Financial Statements	14

VICTORIA INDUSTRIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE
DIRECTORS AND STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the accompanying balance sheet of Victoria Industries, Inc. (“the Company”) as of December 31, 2007, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006(as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Industries, Inc at December 31, 2007, and the related results of their operations and cash flows for the years ended December 31, 2007 and 2006(as restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,465,890 during the year ended December 31, 2007, and, as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $53,488. These factors, among others, including the Company’s ability to find a suitable merger candidate raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Financial statements for 2006 have been restated to reclassify discontinued operations as explained in note 12.

GLO CPAs, LLLP
Houston, Texas
April 15, 2008

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

December 31, 2007

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$53,488
Total current liabilities	53,488

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding	10,559
Additional paid-in capital	1,805,745
Accumulated deficit	(1,869,792)

Total stockholders' equity	(53,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the years ended		Since return
	December 31,	December 31,	To development
	2007	2006 (as restated)	stage

OPERATING EXPENSES
Sales, general and administrative	$(408)	$(3,161)	$-
Compensation	(19,223)	(43,738)
Professional fees	(75,512)	(65,217)	(20,000)

OPERATING LOSS	(95,143)	(112,116)	(20,000)

OTHER EXPENSE
Interest expense	(20,484)	(14,516)	-

NET LOSS FROM CONTINUING OPERATIONS	(115,627)	(126,632)	(20,000)

DISCONTINUED OPERATIONS
Gain from operations of discontinued segment	177,211	540,929
(Loss) on disposal of discontinued operations	(1,527,474)
	(1,350,263)	540,929

Other comprehensive income		9,128

COMPREHENSIVE INCOME (LOSS)	$(1,465,890)	$423,425	$(20,000)

BASIC LOSS PER SHARE	$(0.13)	$0.04	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,863,527	10,965,090	10,863,527

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

DECEMBER 31, 2005	10,965,090	$10,965	$1,823,629	$(818,199)	$(2,226)	$1,014,169

Contributed services	-	-	43,738	-		43,738
Net income for the year	-	-	-	414,297		414,297
Other comprehensive gain					9,128	9,128

December 31, 2006	10,965,090	10,965	1,867,367	(403,902)	6,902	1,481,332

Contributed services			19,223			19,223
Net loss for the year				(1,465,890)		(1,465,890)
Cancellation of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)			(81,251)
Other comprehensive loss[1]					(6,902)	(6,902)

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$-	$(53,488)

(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the years ended
	December 31,	December 31,
	2007	2006 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,465,890)	$414,297
Adjustments to reconcile net income (loss)to net cash in operating activities:
(Income) Loss from discontinued operations	1,350,263	(540,929)
Contributed services by shareholders	19,223	43,738
Net accrued interest	20,484	14,516
Changes in current assets and liabilities:
Increase in accounts payable	20,000
Cash used in operating activities of continuing operations	(55,920)	(68,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities of discontinued operations	55,920	68,378
Cash provided by financing activities	55,920	68,378

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

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

The number of fulltime employees of the Company as at December 31, 2007 and December 31, 2006 amounted to 1 and 9 respectively.

2. PRESENTATION OF FINANCIAL STATEMENTS

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”)

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

Going concern – The Company returned to a development stage company upon sale of its operating subsidiary Victoria Resources, Inc. in 2007 and has been inactive since December 31, 2007. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with maturities of three months or less that are readily convertible to known amount of cash and which are subject to insignificant risk of changes in value.

Loss per Common Share – Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing the net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the years presented.

Comprehensive Income - Statement of SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

4. FOUNDATION AND DISPOSAL OF SUBSIDIARIES

Victoria Resources, Inc. – 100%

In September 2003, the Company contributed $1,000 into the establishment of a wholly-owned subsidiary, Victoria Resources, Inc. in the State of New York for the purpose of pursuing opportunities in the lumber resource sector.

Victoria Lumber, LLC – 100%

In December 2003 the Company’s subsidiary, Victoria Resources, Inc., contributed $300,000 into the establishment of new 100% owned subsidiary, Victoria Lumber, LLC, based in Chelyabinsk, Ural region of the Russian Federation.

Victoria Lumber LLC, was established in order to focus on marketing and distribution of high-value added forestry products.

Coptent Trading Ltd – 100%

In April 2004 the Company’s subsidiary, Victoria Resources Inc contributed $10,095 into the establishment of new 100% owned subsidiary, Coptent Trading Ltd., registered in Cyprus. The subsidiary was established in order to provide better marketing and administration functions of lumber sales on the Chinese market.

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

5. INTEREST EXPENSE

The interest expense for the years ended December 31, 2007 and December 31, 2006 in the amount of $20,484 and $14,516 represented interest withheld from the proceeds of short term loans received by the Company in 2006.

6. ACCOUNTS PAYABLE

Accounts payable as of December 31, 2007 and December 31, 2006 of $53,488 and $33,488 represented unpaid professional expenses. The amounts outstanding on December 31, 2006 were not assumed by the purchasers of Victoria Resources, Inc.

7. SHORT TERM BORROWINGS FROM RELATED PARTIES

Borrowings from related parties as of December 31, 2007 and December 31, 2006 in a total amount of $Nil and $18,450 represented non-interest bearing borrowings from the Company’s shareholders payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company’s New York office. In accordance with the Share Exchange Agreement dated November 30, 2007, the loans were assumed by the purchasers of Victoria Resources, Inc.

8. SHORT TERM LOANS

Short-term loans as of December 31, 2007 and December 31, 2006 amounted to $Nil and $335,000. The short term loan of $335,000 was assumed by the purchasers of Victoria Resources, Inc. in accordance with the Share Exchange Agreement dated November 30, 2007.

9. OTHER CURRENT LIABILITIES

Other accounts payable in the total amounts of $Nil and $57,840 as of December 31, 2007 and December 31, 2006 were mostly comprised of unpaid professional expenses. The above expenses were assumed in full by the purchasers of Victoria Resources, Inc. in accordance with the Share Exchange Agreement dated November 30, 2007.

10. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 and 10,965,090 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of December 31, 2007 and December 31, 2006.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended December 31, 2007 and December 31, 2006.

11. RELATED PARTIES

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

12. DISCONTINUED OPERATIONS (AND RESTATEMENT)

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

The Company incurred $1,527,474 loss on disposal which was computed as follows:

Initial investment in Victoria Resources, Inc.	$1,071,843
Accumulated income of Victoria Resources, Inc,	1,004,092
Assumption of loan	(335,000)
Assumption of other liabilities	(132,210)
Purchase price	(81,251)
Loss on Disposal	$1,527,474

Net sales and net loss from the discontinued lumber segment are shown in the following table:

	Year Ended December 31
	2007	2006

Net sales of the lumber segment	$4,036,481	$8,411,971
Net income of lumber segment	177,211	540,929

The assets and liabilities of the lumber segment as at June 30, 2007 which was the effective date of disposal were as follows:

6/30/2007

Current Assets	$4,962,569
Property, plant and equipment	408
Current liabilities	(2,859,571)
Long-term debt	(1,071,843)
Net assets of discontinued operations	$1,031,563

Upon disposal the lumber business had accounts receivable of $4,089,503 and prepayments to suppliers of $510,982. Due to the interruption of the Company’s business, the management assessed the probability of collecting the above amounts as low.

The financial statements for 2007 have been restated to reclassify discontinued operations.

13. COMMITMENTS AND CONTINGENCIES

Lease commitments –– Victoria Lumber, LLC, leased office space on a year by year basis and all lease commitments were assumed by the purchasers of Victoria Resources, Inc.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2007 and 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant’s is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this annual report has been prepared.

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

Name	Position	Age	Date First Elected or Appointed
Albert Abdoulline	Chief Executive Officer, Chief Financial Officer Director	43	June 23, 2003

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

ITEM 10. EXECUTIVE COMPENSATION

During 2007 the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company estimates the fair value of the management compensation for the periods of their respective services as follows:

Name and principal position	Fair value	Actual salary	Fair Value Adjustment
Albert Abdouline	19,223	-	19,223
CEO, CFO of Victoria Industries
Total	19,223	-	19,223

In order to bring the amount of the 2007 management compensation in line with its fair value, the Company recognized an additional compensation expense of $19,223 that represented the fair value adjustment. The Company expects pay the senior management market-based salaries if and when the scope of our business justifies such salaries. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of April 15, 2008the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class

Inverness, Inc. 556 Main Str., Hunkins Plaza Charlestown, Nevis	4,048,805	36.9%

Stockwell, Inc. 556 Main Str., Hunkins Plaza Charlestown, Nevis	3,775,494	34.4%

High Peaks Corporation 556 Main Str., Hunkins Plaza Charlestown, Nevis	935,644	8.5%

Mr. Victor Kislinskii 65 Bratiev Kashirinykh Str. Cheliabinsk, Russia	754,088	6.9%

Mr. Albert Abdoulline 56A Komsomolsky Prospekt, Apt. 3, Cheliabinsk, Russia, 454138	100,792	0.9%

All executive officers and directors as a group (2 persons)	854,880	7.8%

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

ITEM 13. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

Amended Form 10KSB/A — Optional form for annual and transition reports of small business issuers [Section 13 or 15(d), not S-B Item 405].

The following Financial Statements pertaining to Victoria Industries are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm – GLO CPAs LLLP for the year ended December 31, 2007

Balance Sheet as of December 31, 2007

Statements of Changes in Stockholders' Equity for the years ended December 31, 2007 and 2006

Statement of Operations and Comprehensive Loss for the years ended December 31, 2007 and 2006.

Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to the Financial Statements for the year ended December 31, 2007

EXIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Articles of Incorporation and Corporate Charter of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

By-laws of the Registrant* (incorporated by reference from our Registration Statement on Form 10-SB filed on October 4, 2000)

14		Code of Ethics	Filed Herewith
31	1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31	2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32	1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32	2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

* Previously filed as an exhibit to the Company's Form 10-SB filed on October 4, 2000

* CERTAIN PARTS OF THIS DOCUMENT HAVE NOT BEEN DISCLOSED AND HAVE BEEN FILED SEPARATELY WITH THE SECRETARY, SECURITIES AND EXCHANGE COMMISSION, AND IS SUBJECT TO A CONFIDENTIAL TREATMENT REQUEST PURSUANT TO RULE 24B-2 OF THE SECURITIES ACT OF 1934.

SUBSIDIARIES:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Audit Fees for year 2007 of $53,000 were for services associated with the U.S. GAAP audits and reviews of the applicable quarterly reports and offering memoranda rendered for the Company by Independent Registered Public Accounting Firm – GLO CPAs LLLP (formerly John A. Braden and Co., P.C.)

AUDIT-RELATED FEES

During 2007 we did not pay any Audit-Related Fees.

TAX FEES

During 2007 we paid $500 in tax fees.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of GLO CPAs LLLP (formerly John A. Braden & Co. P.C.) for all audit and non-audit services, including tax services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008	Victoria Industries, Inc.

/S/ Albert Abdoulline
Albert Abdoulline
President, CEO and CFO