Form 10QSB
period 2008-03-31
VICTORIA INDUSTRIES INC
filed 2008-05-20
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended
March 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of May 20, 2008 within past 60 days: $1,067,435.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2008:

Common Stock; 10,558,836

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	March 31, 2008 (UNAUDITED)	December 31, 2007

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$43,488	$53,488
Short-term loans	25,000
Total current liabilities	68,488	53,488

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated (deficit )	(1,884,792)	(1,869,792)
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	(68,488)	(53,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the three months ended		Since return
	March 31,	March 31,	To development
	2008	2007 (as restated)	Stage

OPERATING EXPENSES
Sales, general and administrative	$-	$(193)	$-
Professional fees	(15,000)	(15,000)	(35,000)

OPERATING LOSS	(15,000)	$(15,193)	(35,000)

OTHER EXPENSE
Interest expense		(12,209)	-

NET LOSS FROM CONTINUING OPERATIONS	(15,000)	(27,402)	(35,000)

DISCONTINUED OPERATIONS
Gain from operations of discontinued segment		121,275
(Loss) on disposal of discontinued operations
		121,275

Net Income (Loss)	(15,000)	93,873	(35,000)

Other comprehensive income from discontinued operations		5,544

COMPREHENSIVE INCOME (LOSS)	$(15,000)	$99,417	$(35,000)

BASIC LOSS PER SHARE	$(0.00)	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,965,090	10,863,527

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2006	10,965,090	10,965	1,867,367	(403,902)	6,902	1,481,332

Contributed services			19,223			19,223
Net loss for the year				(1,465,890)		(1,465,890)
Cancellation of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)			(81,251)
Other comprehensive loss[1]					(6,902)	(6,902)

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$-	$(53,488)

Net loss for the three months				(15,000)		(15,000)

March 31, 2008	10,558,836	$10,559	$1,805,745	$(1,884,792)	$-	$(68,488)

(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the 3 months ended
	March 31,	March 31,
	2008	2007 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,000)	$93,873
Adjustments to reconcile net income (loss) to net cash in operating activities: (Income) Loss from discontinued operations		(121,275)
Contributed services by shareholders
Net accrued interest		12,209
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	(10,000)	(4,807)
Cash used in operating activities of continuing operations	(25,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loans received	25,000	-
Cash provided by financing activities of continuing operations	25,000	-

Cash provided by financing activities of discontinued operations		20,000
Cash provided by financing activities	25,000	20,000

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of the consolidated financial statements

1. NATURE OF BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the “Company”) as of March 31, 2007 were as follows:

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
The number of fulltime employees of the Company as at March 31, 2008 and March 31, 2007 amounted to 1 and 9 respectively.

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

5. INTEREST EXPENSE

The interest expense for the periods ended March 31, 2008 and March 31, 2007 in the amount of $Nil and $12,209 represented interest withheld from the proceeds of short term loans received by the Company in 2006.

6. ACCOUNTS PAYABLE

Accounts payable as of March 31, 2008 and December 31, 2007 of $43,488 and $53,488 represented unpaid professional expenses.

7. SHORT TERM LOANS

Short-term loans as of March 31, 2008 and December 31, 2007 in a total amount of $25,000 and $Nil represented non-interest bearing loans payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company’s New York office.

8. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of March 31, 2008 and December 31, 2007.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended March 31, 2008 and March 31, 2007.

9. RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

10. DISCONTINUED OPERATIONS (AND RESTATEMENT)

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

The financial statements for the period ended March 31, 2007 have been restated to reclassify discontinued operations.

11. COMMITMENTS AND CONTINGENCIES

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

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2007 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of May 20, 2008 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Balance Sheets as of March 31, 2008 and December 31, 2007

Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended March 31, 2008 and December 31, 2007.

Statements of Operations and Comprehensive Loss for the three months ended March 31, 2008 and 2007.

Statements of Cash Flows for the three months ended March 31, 2008 and 2007

Notes to the Financial Statements for the three months ended March 31, 2008 and the year ended December 31, 2007.

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

Date: May 20, 2008	Victoria Industries, Inc.

/s/ Albert Abdoulline
Albert Abdoulline
President