Form 10QSB/A
period 2008-03-31
VICTORIA INDUSTRIES INC
filed 2008-05-22
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 22, 2008:

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of May 22, 2008 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

Date: May 22, 2008	Victoria Industries, Inc.

/s/ Albert Abdoulline
Albert Abdoulline
President