Form 10-Q
period 2008-06-30
VICTORIA INDUSTRIES INC
filed 2008-08-14
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six months ended
June 30, 2008

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

Check whether the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is a disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2008:

Common Stock; 10,558,836

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	June 30, 2008 (UNAUDITED)	December 31, 2007

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,488	$53,488
Short-term loans	72,000
Total current liabilities	73,488	53,488

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding as of June 30, 2008 and December 31, 2007	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated (deficit )	(1,889,792)	(1,869,792)
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	(73,488)	(53,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the three months		For the six months
	Ended		Ended		Since return
	June 30, 2008	June 30, 2007 (as restated)	June 30, 2008	June 30, 2007 (as restated)	To development Stage

OPERATING EXPENSES
Sales, general and administrative	$-	$(161)	$-	$(354)	$-
Professional fees	(5,000)	(13,432)	(20,000)	(28,432)	(40,000)

OPERATING LOSS	(5,000)	(13,593)	(20,000)	(28,786)	(40,000)

OTHER EXPENSE
Interest expense		(8,275)		(20,484)	-

NET LOSS FROM CONTINUING OPERATIONS	(5,000)	(21,868)	(20,000)	(49,270)	(40,000)

DISCONTINUED OPERATIONS
Gain from operations of discontinued segment		36,713		157,988
( Loss) on disposal of discontinued operations
		36,713		157,988

Net Income (Loss)	(5,000)	14,845	(20,000)	108,718	(40,000)

Other comprehensive income from discontinued operations		5,799		11,343

COMPREHENSIVE INCOME (LOSS)	$(20,000)	$20,644	$(20,000)	$120,061	$(40,000)

BASIC LOSS PER SHARE	$(0.00)	$0.01	$(0.00)	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,965,090	10,558,836	10,965,090	10,863,527

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2006	10,965,090	10,965	1,867,367	(403,902)	6,902	1,481,332

Contributed services			19,223			19,223
Net loss for the year				(1,465,890)		(1,465,890)
Cancellation of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)			(81,251)
Other comprehensive loss[1]					(6,902)	(6,902)

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$-	$(53,488)

Net loss for the six months				(20,000)		(20,000)

June 30, 2008	10,558,836	$10,559	$1,805,745	$(1,889,792)	$-	$(73,488)

(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the 6 months ended
	June 30,	June 30,
	2008	2007 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,000)	$108,718
Adjustments to reconcile net income (loss)to net cash in operating activities:
(Income) Loss from discontinued operations		(157,988)
Contributed services by shareholders
Net accrued interest		20,484
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	(52,000)	(4,639)
Cash used in operating activities of continuing operations	(72,000)	(33,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loans received	72,000	-
Cash provided by financing activities of continuing operations	72,000	-

Cash provided by financing activities of discontinued operations		33,425
Cash provided by financing activities	72,000	33,425

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of the consolidated financial statements

1. NATURE OF BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. The principal activities of Victoria Industries, Inc. and its subsidiaries (collectively referred to as the “Company”) as of June 30, 2007 were as follows:

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

The number of fulltime employees of the Company as at June 30, 2008 and June 30, 2007 amounted to none and 9 respectively.

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

Going concern– The Company returned to a development stage company upon sale of its operating subsidiary Victoria Resources, Inc. in 2007 and has been inactive since December 31, 2007. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Victoria Lumber, LLC– 100%

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

5. INTEREST EXPENSE

The interest expense for the periods ended June 30, 2008 and June 30, 2007 in the amount of $Nil and $20,484 represented interest withheld from the proceeds of short term loans received by the Company in 2006.

6. ACCOUNTS PAYABLE

Accounts payable as of June 30, 2008 and December 31, 2007 of $1,488 and $53,488 represented unpaid professional expenses.

7. SHORT TERM LOANS

Short-term loans as of June, 2008 and December 31, 2007 in a total amount of $72,000 and $Nil represented non-interest bearing loans payable on demand, which the Company borrowed in order to finance certain administrative expenses relating to the Company’s New York office.

8. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of June 30, 2008 and December 31, 2007.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended June 30, 2008 and June 30, 2007.

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

The financial statements for the period ended June 30, 2007 have been restated to reclassify discontinued operations.

11. COMMITMENTS AND CONTINGENCIES

Lease commitments–– Victoria Lumber, LLC, leased office space on a year by year basis and all lease commitments were assumed by the purchasers of Victoria Resources, Inc.

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of August 13, 2008 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the financial statements and other information presented herewith are materially correct.

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

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Balance Sheets as of June 30, 2008 and December 31, 2007

Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended June 30, 2008 and December 31, 2007.

Statements of Operations and Comprehensive Loss for the six months ended June 30, 2008 and 2007.

Statements of Cash Flows for the six months ended June 30, 2008 and 2007

Notes to the Financial Statements for the six months ended June 30, 2008 and the year ended December 31, 2007.

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

Date: August 13, 2008	Victoria Industries, Inc.

/s/ Albert Abdoulline
Albert Abdoulline
President