Form 10KSB/A
period 2007-12-31
VICTORIA INDUSTRIES INC
filed 2008-08-20
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the evaluation of internal controls on Form 10-KSB for Fiscal Year Ended December 31, 2007, the management has completed an assessment of the internal controls. As a result of this assessment Item 8 of this filing has been amended to include the appropriate disclosures.

VICTORIA INDUSTRIES, INC.
FORM 10-KSB
TABLE OF CONTENTS

Part I.

Item 1. Description of Business	4
Item 2. Description of Properties	5
Item 3. Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	6

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters	6
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7. Financial Statements and Supplementary Data	8
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 8a. Controls and Procedures	20

Part III.

Item 9. Directors and Executive Officers of the Registrant; Compliance with section 16a of the Exchanges Act	21
Item 10. Executive Compensation	22
Item 11. Security Ownership of Certain Beneficial Owners and Management	22
Item 12. Certain Relationships and Related Transactions	23

Part IV.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.	22
Item 14. Principal Accountant Fees and Services	25

Signatures	25
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and the company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to present the financials in accordance with US GAAP including all disclosures on a timely basis.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Conclusion

The above identified material weakness did not result in material audit adjustments to our 2007 financial statements. Based on our current size and size of operations, we do not believe it is economically feasible to remediate this weakness. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Date: August 20, 2008	Victoria Industries, Inc.

/S/ Albert Abdoulline
Albert Abdoulline
President, CEO and CFO