Form 10-Q
period 2008-09-30
VICTORIA INDUSTRIES INC
filed 2008-11-14
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended
September 30, 2008

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

Issuer’s telephone number: (646) 8258083

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008:

Common Stock; 10,558,836

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	September 30, 2008 (UNAUDITED)	December 31, 2007

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,097	$53,488
Short-term loans	72,000
Total current liabilities	80,097	53,488

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding as of September 30, 2008 and December 31, 2007	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated (deficit )	(1,896,401)	(1,869,792)
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	(80,097)	(53,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the three months ended		For the nine months ended		Since return
	September 30,	September 30,	September 30,	September 30,	To development
	2008	2007 (as restated)	2008	2007 (as restated)	Stage

OPERATING EXPENSES
Sales, general and administrative	$-	$(54)	$-	$(408)	$-
Compensation				(19,223)
Professional fees	(6,609)	(27,080)	(26,609)	(55,512)	(46,609)

OPERATING LOSS	(6,609)	(27,134)	(26,609)	(75,143)	(46,609)

OTHER EXPENSE
Interest expense				(20,484)	-

NET LOSS FROM CONTINUING OPERATIONS	(6,609)	(27,134)	(26,609)	(95,627)	(46,609)

DISCONTINUED OPERATIONS
Gain from operations of discontinued segment				177,211
(Loss) on disposal of discontinued operations		(523,382)		(523,382)
		(550,516)		(346,171)

Net Income (Loss)	(6,609)	(550,516)	(26,609)	(441,798)	(46,609)

Other comprehensive income from discontinued operations

COMPREHENSIVE INCOME (LOSS)	$(6,609)	$(550,516)	$(26,609)	$(441,798)	$(46,609)

BASIC LOSS PER SHARE	$(0.00)	$(0.05)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,965,090	10,558,836	10,965,090	10,863,527

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2006	10,965,090	10,965	1,867,367	(403,902)	6,902	1,481,332

Contributed services			19,223			19,223
Net loss for the year				(1,465,890)		(1,465,890)
Cancellation of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)			(81,251)
Other comprehensive loss[1]					(6,902)	(6,902)

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$-	$(53,488)

Net loss for the nine months				(26,609)		(26,609)

September 30, 2008	10,558,836	$10,559	$1,805,745	$(1,896,401)	$-	$(80,097)

(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the 9 months ended
	September 30,	September 30,
	2008	2007 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,609)	$(95,627)
Adjustments to reconcile net income (loss) to net cash in operating activities:
(Income) Loss from discontinued operations
Contributed services by shareholders		19,223
Net accrued interest		20,484
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	(45,391)
Cash used in operating activities of continuing operations	(72,000)	(55,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loans received	72,000	55,920
Cash provided by financing activities	72,000	55,920

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

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

The number of fulltime employees of the Company as at September 30, 2008 and September 30, 2007 amounted to none and 9 respectively.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents– Cash include petty cash and cash held on current bank accounts. Cash equivalents include short-term investments with maturities of three months or less that are readily convertible to known amount of cash and which are subject to insignificant risk of changes in value.

Loss per Common Share –Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing the net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the years presented.

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

5. INTEREST EXPENSE

The interest expense for the periods ended September 30, 2008 and September 30, 2007 in the amount of $Nil and $20,484 represented interest withheld from the proceeds of short term loans received by the Company in 2006.

6. ACCOUNTS PAYABLE

Accounts payable as of September 30, 2008 and December 31, 2007 of $8,097 and $53,488 represented unpaid audit and financial printing expenses.

7. SHORT TERM LOANS

Short-term loans as of September 30, 2008 and December 31, 2007 in a total amount of $72,000 and $Nil represented non-interest bearing loans payable on demand, which the Company borrowed in order to finance certain administrative expenses mainly relating to audit and financial printing.

8. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of September 30, 2008 and December 31, 2007.

The holders of ordinary shares have voting rights but no guarantee of dividends. Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended September 30, 2008 and September 30, 2007.

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

The financial statements for the period ended September 30, 2007 have been restated to reclassify discontinued operations.

11. COMMITMENTS AND CONTINGENCIES

Lease commitments -- Victoria Lumber, LLC, leased office space on a year by year basis and all lease commitments were assumed by the purchasers of Victoria Resources, Inc.

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN. As of November 14, 2008 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions for lumber products in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective. That conclusion was reached because of our failure to file the required Management’s Annual Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB when it was filed on April 15, 2008. Management has made changes to our disclosure controls and procedures in an effort to ensure that all requirements of the Exchange Act are met in future disclosure documents. As of the date of this report, the management has continued to work to improve the controls and procedures to eliminate the above weaknesses. As of the date of this report, the management cannot guarantee that the above weaknesses have been fully resolved and that the controls can be regarded as effective as of the date of this report.

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

ITEM 6. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Balance Sheets as of September 30, 2008 and December 31, 2007

Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended September 30, 2008 and December 31, 2007.

Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2008 and 2007.

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007

Notes to the Financial Statements for the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

Date: November 14, 2008	Victoria Industries, Inc.

/s/ Albert Abdoulline
Albert Abdoulline
President