Form 10-K
period 2008-12-31
VICTORIA INDUSTRIES INC
filed 2009-03-31
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

551 Fifth Avenue, Suite 423, New York, NY 10017.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2009 was $109,889.

The  number  of shares outstanding of each of the registrant's classes of common stock,  as  of  the latest practicable date: 10,558,836 Common Stock with $0.001 par  value  outstanding  as  of  March 30, 2009.

Documents incorporated by reference: None

VICTORIA INDUSTRIES, INC.
FORM 10-K
TABLE OF CONTENTS

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

Also in 2003, the Company’s wholly owned subsidiary Victoria Resources, Inc. established two Russian operating subsidiaries, Victoria Siberian Wood (Victoria Sibwood) and Victoria Lumber.  Victoria Sibwood was 51% owned by the Company's 100% subsidiary, Victoria Resources, Inc.  and 49% owned by a third party, Tomlespromivest LLC, a Russian production entity a Russian lumber producer. Victoria Lumber is a wholly owned subsidiary of Victoria Resources, Inc. In 2004 the Company, due to unresolved disputes with Tomlespromivest LLC, has disposed of its' interest in Siberian Wood LLC in exchange for a long term note.

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

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 423, New York, NY 10017, USA.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the years ended December 31, 2008 and 2007.

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

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2008	$0.11	$0.11

June 30, 2008	$0.11	$0.11

September 30, 2008	$0.11	$0.11

December 31, 2008	$0.11	$0.11

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South  Pecos  Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile  (702)  732-7890)  is  the registrar and transfer agent for our common shares.

As of March 27, 2009 we had 10,558,836 shares of common stock outstanding and approximately 33 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Co, P.C., of the financial statements of Victoria Industries, Inc*, (the "Company") for the year ended December 31, 2008 is included herein immediately preceding the audited financial statements for the respective periods.

*Former  name - Rolltech Inc.,  as filed in preliminary information statement on September  9, 2003, pursuant to Section 14(c) of the Act reporting the amendment to  the  Company's  Certificate of Incorporation to change the Company's name to Victoria  Industries,  Inc.").

VICTORIA INDUSTRIES, INC.
FINANCIAL STATEMENTS

DECEMBER 31, 2008

Index

Report of Independent Registered Public Accounting Firm – John A. Braden & Co., P.C.

Balance Sheet

Statements of Changes in Stockholders' Equity

Statement of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to the Financial Statements

VICTORIA INDUSTRIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE
DIRECTORS AND STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the accompanying balance sheet of Victoria Industries, Inc.. (A Development Stage Company) (“the Company”) as of December 31, 2008, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Industries, Inc at December 31, 2008, and the related results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $28,908 during the year ended December 31, 2008, and, as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $82,396. These factors, among others, including the Company’s ability to find a suitable merger candidate raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Co, P.C.
Houston, Texas
March 30, 2009

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

December 31, 2008

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans from related parties	82,396
Total current liabilities	82,396

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 10,558,836 shares issued and outstanding	10,559
Additional paid-in capital	1,805,745
Accumulated deficit	(1,898,700)

Total stockholders' equity	(82,396)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the years ended		Since return
	December 31,	December 31,	To development
	2008	2007	Stage

OPERATING EXPENSES
Sales, general and administrative	$-	$(408)	$-
Compensation		(19,223)
Professional fees	(28,908)	(75,512)	(48,908)

OPERATING LOSS	(28,908)	(95,143)	(48,908)

OTHER EXPENSE
Interest expense		(20,484)	-

NET LOSS FROM CONTINUING OPERATIONS	(28,908)	(115,627)	(48,908)

DISCONTINUED OPERATIONS
Gain from operations of discontinued segment		177,211
( Loss) on disposal of discontinued operations		(1,527,474)
	-	(1,350,263)

Other comprehensive income

COMPREHENSIVE INCOME (LOSS)	$(28,908)	$(1,465,890)	$(48,908)

BASIC LOSS PER SHARE	$(0.00)	$(0.13)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,863,527	10,558,836

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2006	10,965,090	10,965	1,867,367	(403,902)	6,902	1,481,332

Contributed services			19,223			19,223
Net loss for the year				(1,465,890)		(1,465,890)
Cancellation of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)			(81,251)
Other comprehensive loss[1]					(6,902)	(6,902)

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$-	$(53,488)

Net loss for the year				(28,908)		(28,908)

December 31, 2008	10,558,836	$10,559	$1,805,745	$(1,898,700)	$-	$(82,396)
(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the years ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,908)	$(1,465,890)
Adjustments to reconcile net income (loss)
to net cash in operating activities:
(Income) Loss from discontinued operations		1,350,263
Contributed services by shareholders		19,223
Net accrued interest		20,484
Changes in current assets and liabilities:
Increase in accounts payable	(53,488)	20,000
Cash used in operating activities of continuing operations	(82,396)	(55,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	82,396
Cash provided by financing activities of discontinued operations	-	55,920
Cash provided by financing activities	82,396	55,920

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these financial statements

1.   NATURE OF BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. Until June 30, 2007, the Company was involved in lumber wholesaling and exporting business in the Russian Federation. Effective from July 1, 2007 the Russian Federation significantly raised the export tariffs for logs and unprocessed lumber that was the main product sold by the Company to its Chinese customers. Another factor that contributed to the erosion of the Company’s competitive position was a sharp strengthening of the Russian Ruble against the US dollar by 8.5% in 2006 and 5.2% during 9 months of 2007. As a result, the Company’s business model became unviable and no deliveries took place in third quarter of 2007. During third quarter of 2007, the Company made multiple attempts to salvage the timber trading business by seeking more favorable pricing terms from its suppliers. However, all these attempts have proved unsuccessful. As a result of the above events, the Company believed that its log and unprocessed timber trading business did not have significant value and decided to dispose of and abandon the entire investment in Victoria Resources, Inc. After the decision was made to dispose of the business, and the transaction terms were negotiated, the disposed segment has been unable to collect its accounts receivable due to the inability of the Company to continue transacting its lumber trading business.

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

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 423, New York, NY 10017, USA.

The number of fulltime employees of the Company as at December 31, 2008 and December 31, 2007 amounted to 1 and 1 respectively.

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

5.   INTEREST EXPENSE

The interest expense for the years ended December 31, 2008 and December 31, 2007 in the amount of $Nil and $20,484 represented interest withheld from the proceeds of short term loans received by the Company in 2006.

6.   ACCOUNTS PAYABLE

Accounts payable as of December 31, 2008 and December 31, 2007 of $Nil and $53,488 represented unpaid professional expenses.

7.  SHORT TERM BORROWINGS FROM RELATED PARTIES

Borrowings from related parties as of December 31, 2008 and December 31, 2007 in a total amount of $82,396 and $Nil represented non-interest bearing borrowings from the Company’s shareholders payable on demand, which the Company borrowed in order to finance certain professional and administrative expenses.

8. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 and 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of December 31, 2008 and December 31, 2007.

The holders of ordinary shares have voting rights but no guarantee of dividends.  Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended December 31, 2008 and December 31, 2007.

9.  RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

For details of related party balances outstanding as of December 31, 2008 and December 31, 2007 see Note 7.

10.  COMMITMENTS AND CONTINGENCIES

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2009, the Board of Directors of Victoria  Industries, Inc. (the “Company”), based on its Audit Committee’s recommendation, dismissed GLO CPAs, LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of John A. Braden & Company, P.C. (“JABCO”) to serve as the Company’s independent registered public accountants for the fiscal year 2008, subject to shareholder approval.

GLO issued its auditors’ report on the financial statements for the years ended December 31, 2007 and 2006 which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

Other than the going concern uncertainty described above, GLO’s auditors reports on the financial statements of the Company for the fiscal years ended December 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2007 and 2006 and through February 13, 2009, there have been no disagreements with GLO (as defined in Item 304(a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GLO, would have caused them to make reference thereto in their report on financial statements for such years.

During the fiscal year ended December 31, 2007 and through February 13, 2009 there were no reportable events as defined in Regulation S-K item 304(a)(1)(iv).

The Company requested GLO to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of GLO’s response letter, dated February 3, 2009 is filed as Exhibit hereto.

During the fiscal year ended December 1, 2007 and through February 13, 2009, neither we nor anyone on our behalf has consulted with JABCO regarding either:

The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that JABCO concluded was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue; or

Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for reasons provided below.

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

Conclusion

The above identified material weakness did not result in material audit adjustments to our 2008 financial statements.    Based on our current size and size of operations, we do not believe it is economically feasible to remediate this weakness.  We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date First Elected or Appointed
Oleg Batratchenko	Chief Executive Officer, Director	43	February 2, 2009

Key Personnel

Mr.  Oleg Batratchenko,

Mr. Leon Golden, Chief Financial Officer of Sunrise Energy Resources. Mr. Golden is a certified public accountant with over 17 years of experience. For the past two years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for another New York City CPA firm for fifteen years. Mr. Golden serves on the board of directors of ABDC (OTCBB—ABDV). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

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

ITEM 10.  EXECUTIVE  COMPENSATION

During 2008 the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following tables sets forth, as of March 27, 2009 the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them,  (b) our executive officers, (c) our directors and executive officers as a group,  without  naming  them,  and  (d)  persons  or  groups known by us to own beneficially  5%  or  more  of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class

Thor United Corporation 556 Main Str., Hunkins Plaza Charlestown, Nevis	9,474,687	89.74%

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

ITEM 13.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

REPORTS  ON  FORM  8-K

The  following  Financial  Statements  pertaining  to  Victoria Industries  are  filed  as  part  of  this  annual  report:

Report of Independent Registered Public Accounting Firm – John A. Braden & Co., P.C. for the year ended December 31, 2008

Balance Sheet as of December 31, 2008

Statements of Changes in Stockholders' Equity for the years ended December 31, 2008 and 2007

Statement of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to the Financial Statements for the year ended December 31, 2008.

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

SUBSIDIARIES:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Audit Fees for year 2008 of $27,284 were for services associated with the U.S.  GAAP audits and reviews of the applicable quarterly reports and offering memoranda rendered for the Company by Independent Registered Public Accounting Firm – GLO CPAs,LLLP.

AUDIT-RELATED FEES

During 2008 we did not pay any Audit-Related Fees.

TAX FEES

During 2008 we did not pay any tax fees.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of GLO CPAs LLLP (formerly John A. Braden & Co. P.C.) for all audit and non-audit services, including tax services. In addition, the4 audit committee also approved the dismissal of GLO and the hiring of John A. Braden & Company, P. C.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	Victoria Industries, Inc.

/S/ Oleg Batratchenko
Oleg Batratchenko
President and CEO