Form 10-K/A
period 2008-12-31
VICTORIA INDUSTRIES INC
filed 2009-08-06
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 6, 2009 was $109,889.

The  number  of shares outstanding of each of the registrant's classes of common stock,  as  of  the latest practicable date: 10,558,836 Common Stock with $0.001 par  value  outstanding  as  of  August 6, 2009.

Documents incorporated by reference: None

VICTORIA INDUSTRIES, INC.
FORM 10-K/A

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

Statements of Cash Flows

Notes to the Financial Statements

VICTORIA INDUSTRIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE DIRECTORS AND STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the accompanying balance sheet of Victoria Industries, Inc.. (A Development Stage Company) (“the Company”) as of December 31, 2008 and December 31, 2007, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $28,908 during the year ended December 31, 2008, and, as of December 31, 2008, the Company’s current liabilities exceeded its current assets by $82,396. These factors, among others, including the Company’s ability to find a suitable merger candidate raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Co, P.C.
Houston, Texas
March 30, 2009

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	December 31, 2008	December 31, 2007

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans from related parties	82,396	53,488
Total current liabilities	82,396	53,488

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated deficit	(1,898,700)	(1,869,792)
Total stockholders' equity	(82,396)	(53,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the years ended		Since return
	December 31,	December 31,	To development
	2008	2007	Stage

OPERATING EXPENSES
Sales, general and administrative	$—	$(408)	$—
Compensation		(19,223)
Professional fees	(28,908)	(75,512)	(48,908)

OPERATING LOSS	(28,908)	(95,143)	(48,908)

OTHER EXPENSE
Interest expense		(20,484)	—

NET LOSS FROM CONTINUING OPERATIONS	(28,908)	(115,627)	(48,908)

DISCONTINUED OPERATIONS
Gain from operations of discontinued segment		177,211
( Loss) on disposal of discontinued operations		(1,527,474)
	—	(1,350,263)
Other comprehensive income

COMPREHENSIVE INCOME (LOSS)	$(28,908)	$(1,465,890)	$(48,908)

BASIC LOSS PER SHARE	$(0.00)	$(0.13)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,863,527	10,558,836

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Expressed in US Dollars, except share amounts)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2006	10,965,090	10,965	1,867,367	(403,902)	6,902	1,481,332

Contributed services			19,223			19,223
Net loss for the year				(1,465,890)		(1,465,890)
Cancellation of shares upon sale of Victoria Resources, Inc.	(406,254)	(406)	(80,845)			(81,251)
Other comprehensive loss[1]					(6,902)	(6,902)

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$—	$(53,488)

Net loss for the year				(28,908)		(28,908)

December 31, 2008	10,558,836	$10,559	$1,805,745	$(1,898,700)	$—	$(82,396)

(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the years ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,908)	$(1,465,890)
Adjustments to reconcile net income (loss)
to net cash in operating activities:
(Income) Loss from discontinued operations		1,350,263
Contributed services by shareholders		19,223
Net accrued interest		20,484
Changes in current assets and liabilities:
Increase in accounts payable	(53,488)	20,000
Cash used in operating activities of continuing operations	(82,396)	(55,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	82,396
Cash provided by financing activities of discontinued operations	—	55,920
Cash provided by financing activities	82,396	55,920

INCREASE (DECREASE) IN CASH:	—	—
CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—
Interest paid	—	—
Income tax paid	—	—

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, as a result of the identification of the material weakness described below.

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

Key Personnel

Mr.  Oleg Batratchenko, Сhief Executive Officer and Chairman of the Board. In addition to his position with the Company, Mr. Batratchenko is involved in real estate development and asset management for Thor United Corporation where he worked since 2000. Since early 1995 until 2000, Mr. Batratchenko served as Vice President at Berkshire International Finance, Inc., a corporate finance and investment-banking boutique, while during 1997-2000 he was registered with a brokerage firm Phillip Louis Trading, Inc. During 1993-1994, Mr. Batratchenko worked as a Research Analyst with Safian Investment Research, Inc., a research and money management firm. Prior to that, Mr. Batratchenko worked as a Performance Analyst at Neuberger & Berman. A Wharton School of Business MBA with a focus in Finance graduate (1999), Mr. Batratchenko has an outstanding educational background, with one bachelor degree in Economics (Moscow State University - 1987) and two more International Political Economy master degrees (Moscow Institute of World Economy - 1990 and New York University - 1992).

Mr. Leon Golden, Chief Financial Officer of Sunrise Energy Resources. Mr. Golden is a certified public accountant with over 17 years of experience. For the past two years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for another New York City CPA firm for fifteen years. Mr. Golden serves on the board of directors of ABDC (OTCBB--ABDV). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

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

By-laws  of  the  Registrant*  (incorporated  by reference from our Registration Statement  on  Form  10-SB  filed  on  October  4,  2000)

14	Code of Ethics	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

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

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Sarbanes-Oxley Act of 2002 required us to implement a pre-approval process for all engagements with our independent public accountants. In compliance with Sarbanes-Oxley requirements pertaining to auditor independence, our Audit Committee pre-approves the engagement terms and fees of GLO CPAs LLLP (formerly John A. Braden & Co. P.C.) for all audit and non-audit services, including tax services. In addition, the audit committee also approved the dismissal of GLO and the hiring of John A. Braden & Company, P. C.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009
Victoria Industries, Inc.

/S/ Oleg Batratchenko

Oleg Batratchenko
President and CEO