Form 10-Q
period 2009-06-30
VICTORIA INDUSTRIES INC
filed 2009-08-13
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six months ended
June 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2009:

Common Stock; 10,558,836

Transitional Small Business Disclosure Format (Check one):                                                                            Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

TABLE OF CONTENTS

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	June 30, 2009 (UNAUDITED)	December 31, 2008

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,250	$-
Short-term loans	82,396	82,396
Total current liabilities	92,646	82,396

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding as of June 30, 2009 and December 31, 2008	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated (deficit )	(1,908,950)	(1,898,700)
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	(92,646)	(82,396)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the six months Ended		Since Return To
	June 30,	June 30,	development
	2009	2008	Stage

OPERATING EXPENSES
Sales, general and administrative	$-	$-	$-
Compensation
Professional fees	(10,250)	(20,000)	(63,158)

OPERATING LOSS	(10,250)	(20,000)	(63,158)

OTHER EXPENSE
Interest expense			-

NET LOSS FROM CONTINUING OPERATIONS	(10,250)	(20,000)	(63,158)

Net Income (Loss)	(10,250)	(20,000)	(63,158)

Other comprehensive income from discontinued operations

COMPREHENSIVE INCOME (LOSS)	$(10,250)	$(20,000)	$(63,158)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,558,836	10,558,836

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$(53,488)

Net loss for the year				(28,908)	(28,908)

December 31, 2008	10,558,836	$10,559	$1,805,745	$(1,898,700)	$(82,396)

Net loss for the six months				(10,250)	(10,250)

June 30, 2009	10,558,836	$10,559	$1,805,745	$(1,908,950)	$(92,646)

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the six months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,250)	$(20,000)
Adjustments to reconcile net income (loss)
to net cash in operating activities:
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	10,250	(52,000)
Cash used in operating activities of continuing operations	-	(72,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loans received	-	72,000
Cash provided by financing activities	-	72,000

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

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

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 423, New York, NY 10017, USA.

The number of fulltime employees of the Company as at June 30, 2009 and June 30, 2008 amounted to 2 and 1 respectively.

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

5.   ACCOUNTS PAYABLE

Accounts payable as of June 30, 2009 and December 31, 2008 of $10,250 and $Nil represented unpaid audit and financial printing expenses.

6.  SHORT TERM LOANS

Short-term loans as of June 30, 2009 and December 31, 2008 in a total amount of $82,396 and $82,396 represented non-interest bearing loans payable on demand, which the Company borrowed from Thor United Corporation, the Company’s majority shareholder in order to finance certain administrative expenses mainly relating to audit and financial printing.

7. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of June 30, 2009 and December 31, 2008.

The holders of ordinary shares have voting rights but no guarantee of dividends.  No dividends were declared or paid during the periods ended June 30, 2009 and June 30, 2008.

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN.  As of August 13, 2009 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions in general could have a material effect on the  volatility  of  the  Company's  stock  price.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our Directors, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the shortage of resources. As of the date of this report, the management has continued to work to improve the controls and procedures to eliminate the above weaknesses. As of the date of this report, the management cannot guarantee that the above weaknesses have been fully resolved and that the controls can be regarded as effective as of the date of this report.

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

ITEM 6.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

The following Consolidated Financial Statements pertaining to Victoria Industries are filed as part of this quarterly report:

Balance Sheets as of June 30, 2009 and December 31, 2008

Statements of Changes in Stockholders' Equity (Capital Deficit) for the periods ended June 30, 2009 and December 31, 2008.

Statements of Operations and Comprehensive Loss for the six months ended June 30, 2009 and 2008.

Statements of Cash Flows for the six months ended June 30, 2009 and 2008

Notes to the Financial Statements for the six months ended June 30, 2009 and the year ended December 31, 2008.

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

Date: August 13, 2009	Victoria Industries, Inc.

/s/ Oleg Batratchenko
Oleg Batratchenko
President