Form 10-K
period 2009-12-31
VICTORIA INDUSTRIES INC
filed 2010-03-26
CIK 1111118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ________

Commission file number: 000-27189

VICTORIA INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0230423
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 2010 was $7,251.

The  number  of shares outstanding of each of the registrant's classes of common stock,  as  of  the latest practicable date: 10,558,836 Common Stock with $0.001 par  value  outstanding  as  of  March 26, 2010.

Documents incorporated by reference: None

VICTORIA INDUSTRIES, INC.
FORM 10-K/A
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

The Company currently has a staff of two. In the event, we merge with another company we may need to recruit additional staff.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the years ended December 31, 2009 and 2008.

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

OTC Bulletin Board

Quarter ended	High	Low

March 31, 2009	$0.11	$0.10

June 30, 2009	$0.10	$0.10

September 30, 2009	$0.10	$0.10

December 31, 2009	$0.05	$0.06

Our common shares are issued in registered form. Pacific Stock Transfer, 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

As of March 26, 2010 we had 10,558,836 shares of common stock outstanding and approximately 33 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Report of Independent Registered Public Accounting Firm, John A. Braden & Co, P.C., of the financial statements of Victoria Industries, Inc*, (the "Company") for the year ended December 31, 2009 is included herein immediately preceding the audited financial statements for the respective periods.

*Former name - Rolltech Inc., as filed in preliminary information statement on September 9, 2003, pursuant to Section 14(c) of the Act reporting the amendment to the Company's Certificate of Incorporation to change the Company's name to Victoria Industries, Inc.").

VICTORIA INDUSTRIES, INC.
FINANCIAL STATEMENTS

DECEMBER 31, 2009

VICTORIA INDUSTRIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE DIRECTORS AND STOCKHOLDERS OF VICTORIA INDUSTRIES, INC.:

We have audited the accompanying balance sheets of Victoria Industries, Inc.. (A Development Stage Company) (“the Company”) as of December 31, 2009 and December 31, 2008, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Victoria Industries, Inc at December 31, 2009 and 2008, and the related results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $15,850 during the year ended December 31, 2009, and, as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $98,246. These factors, among others, including the Company’s ability to find a suitable merger candidate raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John A. Braden & Co, P.C.
Houston, Texas
March 26, 2010

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	December 31, 2009	December 31, 2008

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	7,111
Short-term loans from related parties	91,135	82,396
Total current liabilities	98,246	82,396

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated deficit	(1,914,550)	(1,898,700)
Total stockholders' equity	(98,246)	(82,396)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the year ended December 31,		Since return to development stage (11/30/07 –
	2009	2008	12/31/2009)

OPERATING EXPENSES
Sales, general and administrative	$-	$-	$-
Compensation	-	-
Professional fees	(15,850)	(28,908)	(64,758)

OPERATING LOSS	(15,850)	(28,908)	(64,758)

NET LOSS FROM CONTINUING OPERATIONS	(15,850)	(28,908)	(64,758)

COMPREHENSIVE INCOME (LOSS)	$(15,850)	$(28,908)	$(64,758)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,558,836	10,558,836

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Expressed in US Dollars, except share amounts)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

December 31, 2007	10,558,836	$10,559	$1,805,745	$(1,869,792)	$-	$(53,488)

Net loss for the year				(28,908)		(28,908)

December 31, 2008	10,558,836	10,559	1,805,745	(1,898,700)		(82,396)

Net loss for the year				(15,850)		(15,850)

December 31, 2009	10,558,836	$10,559	$1,805,745	$(1,914,550)	$-	$(98,246)

(1) Removal of previously recorded foreign currency translation adjustments associated with the Company’s Russian assets and operations

The accompanying notes are an integral part of these financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year ended December 31,		Since return to development stage 11/30/07 -
	2009	2008	12/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,050)	$(28,908)	$64,758
Adjustments to reconcile net income (loss) to net cash in operating activities:
(Income) Loss from discontinued operations
Contributed services by shareholders
Net accrued interest
Changes in current assets and liabilities:
Increase in accounts payable	(18,050)	(53,488)	(147,154)
Cash used in operating activities of continuing operations	-	(82,396)	(82,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties		82,396	82,396
Cash provided by financing activities of discontinued operations
Cash provided by financing activities	-	82,396	82,396

INCREASE (DECREASE) IN CASH:	-	-	-
CASH, at the beginning of the period	-	-	-

CASH, at the end of the period	$-	$-	$-

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 423, New York, NY 10017, USA.

The number of fulltime employees of the Company as at December 31, 2009 and December 31, 2008 amounted to 2 and 1 respectively.

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

5.   ACCOUNTS PAYABLE

Accounts payable of $7,111 as of December 31, 2009 (2008: $Nil) represented unpaid professional expenses including the auditor and financial printer.

6.  SHORT TERM BORROWINGS FROM RELATED PARTIES

Borrowings from related parties in a total amount of $91,135 as of December 31, 2009 (2008: $82,396) represented non-interest bearing borrowings from the Company’s shareholders payable on demand, which the Company borrowed in order to finance certain professional and administrative expenses.

7. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 and 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of December 31, 2009 and December 31, 2008.

The holders of ordinary shares have voting rights but no guarantee of dividends.  Distributable profits are determined on the basis of profits reported in statutory financial statements of the Company’s entities. These profits differ from profits recorded under US GAAP.

No dividends were declared or paid during the periods ended December 31, 2009 and December 31, 2008.

8.  RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

For details of related party balances outstanding as of December 31, 2009 and December 31, 2008 see Note 6.

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

New accounting pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued. Above codifications have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for reasons provided below.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, as a result of the identification of the material weakness described below.

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

Conclusion

The above identified material weakness did not result in material audit adjustments to our 2009 financial statements.    Based on our current size and size of operations, we do not believe it is economically feasible to remediate this weakness.  We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Mr. Leon Golden, Chief Financial Officer of Victoria Industries, Inc. Mr. Golden is a certified public accountant with over 17 years of experience. For the past two years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for another New York City CPA firm for fifteen years. Mr. Golden serves on the board of directors of ABDC (OTCBB—ABDV). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

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

ITEM 10.  EXECUTIVE  COMPENSATION

During 2009 the Company did not pay our senior management any material salaries. Actual salaries were based on nominal rates. The Company has not entered into any definitive compensation agreements with its senior management. There were no stock options outstanding as at December 31, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 26, 2010 the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them,  (b) our executive officers, (c) our directors and executive officers as a group,  without  naming  them,  and  (d)  persons  or  groups known by us to own beneficially  5%  or  more  of our common stock. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class

Thor United Corporation 556 Main Str., Hunkins Plaza Charlestown, Nevis	9,459,943	89.59%

Berkshire International Finance, Inc. 1225 Riverside Dr. W STE 1101 WINDSOR, ON CANADA N9A 0A2	978,048	9.26%

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

ITEM 13.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The  following  Financial  Statements  pertaining  to  Victoria Industries  are  filed  as  part  of  this  annual  report:

Report of Independent Registered Public Accounting Firm – John A. Braden & Co., P.C. for the year ended December 31, 2009 and 2008

Balance Sheets as of December 31, 2009 and 2008

Statements of Changes in Stockholders' Equity for the years ended December 31, 2009 and 2008.

Statement of Operations and Comprehensive Loss for the years ended December 31, 2009,  and December 31, 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to the Financial Statements for the year ended December 31, 2009.

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

SUBSIDIARIES:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Audit Fees for year 2009 of $12,500 were for services associated with the U.S.  GAAP audits and reviews of the applicable quarterly reports and offering memoranda rendered for the Company by Independent Registered Public Accounting Firm – John A. Braden & Co. P.C.

AUDIT-RELATED FEES

During 2009 we did not pay any Audit-Related Fees.

TAX FEES

During 2009 we did not pay any tax fees.

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

Date: March 26, 2010	Victoria Industries, Inc.

/S/ Oleg Batratchenko
Oleg Batratchenko
President and CEO