Form 10-Q
period 2010-03-31
VICTORIA INDUSTRIES INC
filed 2010-05-14
CIK 1111118

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended
March 31, 2010

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
     Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May14, 2010:

Common Stock; 10,558,836

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VICTORIA INDUSTRIES, INC.

FORM 10-QSB

TABLE OF CONTENTS

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	March 31, 2010 (UNAUDITED)	December 31, 2009

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,861	$7,111
Short-term loans	93,885	91,135
Total current liabilities	101,746	98,246

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,558,836 shares issued and outstanding as of March 31, 2010 and December 31, 2009	10,559	10,559
Additional paid-in capital	1,805,745	1,805,745
Accumulated (deficit )	(1,918,050)	(1,914,550)
Accumulated other comprehensive (loss) - foreign currency

Total stockholders' equity	(101,746)	(98,246)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

			Since
			Return
			To
	For the three months		development
	ended		Stage
	March 31,	March 31,	(11/30/07 –
	2010	2009	3/31/2010)

OPERATING EXPENSES
Professional fees	$(3,500)	$(7,000)	$(68,258)

OPERATING LOSS	(3,500)	(7,000)	(68,258)

NET LOSS FROM CONTINUING OPERATIONS	(3,500)	(7,000)	(68,258)

Net Income (Loss)	(3,500)	(7,000)	(68,258)

COMPREHENSIVE INCOME (LOSS)	$(3,500)	$(7,000)	$(68,258)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,558,836	10,558,836	10,558,836

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Expressed in US Dollars, except share amounts)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

December 31, 2008	10,558,836	$10,559	$1,805,745	$(1,898,700)	$(82,396)

Net loss for the year				(15,850)	(15,850)

December 31, 2009	10,558,836	$10,559	$1,805,745	$(1,914,550)	$(98,246)

Net loss for the three months				(3,500)	(3,500)

March 31, 2010	10,558,836	$10,559	$1,805,745	$(1,918,050)	$(101,746)

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

For the three months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,500)	$(7,000)
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	3,500	7,000
Cash used in operating activities of continuing operations	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loans received	-	-
Cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH:	-	-
CASH, at the beginning of the period	-	-

CASH, at the end of the period	$-	$-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of the consolidated financial statements

1.   NATURE OF BUSINESS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada.
The principal executive office of the Company is situated at the following address: 551 Fifth Avenue, Suite 423, New York, NY 10017, USA. Victoria Industries, Inc. Victoria Industries, Inc. is currently looking for a business combination.

The number of fulltime employees of the Company as at March 31, 2010 and December 31, 2009 amounted to 2 and 2 respectively.

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

Loss per Common Share –Basic income per share is calculated by dividing the net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the years presented.

Comprehensive Income - Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

4.   ACCOUNTS PAYABLE

Accounts payable as of March 31, 2010 and December 31, 2009 of $7,861 and $7,111 represented unpaid audit and financial printing expenses.

5.  SHORT TERM LOANS

Short-term loans as of March 31, 2010 and December 31, 2009 in a total amount of $93,885 and $91,135 represented non-interest bearing loans payable on demand, which the Company borrowed from Thor United Corporation, the Company’s majority shareholder in order to finance certain administrative expenses mainly relating to audit and financial printing.

6. COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 10,558,836 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of March 31, 2010 and December 31, 2009.

The holders of ordinary shares have voting rights but no guarantee of dividends.  No dividends were declared or paid during the periods ended March 31, 2010 and March 31, 2009.

7.  RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

8.  COMMITMENTS AND CONTINGENCIES

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

Accordingly, our independent auditors included an explanatory paragraph in their report of the December 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

There was no revenue during the periods reported in this filing.

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

Limited public market

The Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol VIIN.  As of May 14, 2010 there were approximately 10,558,836 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, proprietary rights developments, and market conditions in general could have a material effect on the  volatility  of  the  Company's  stock  price.

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

Date: May 14, 2010	Victoria Industries, Inc.

/s/ Oleg Batratchenko
Oleg Batratchenko
President