Form 10-Q
period 2010-06-30
VICTORIA INDUSTRIES INC
filed 2010-08-23
CIK 1111118

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-27189

VICTORIA INDUSTRIES, INC.
(Name of Registrant as specified in its charter)

Nevada	98-0230423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11100 W. 8th Avenue, Suite 200
Lakewood, CO	80215
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (888) 967-5552

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
     Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 22, 2010:

Common Stock, par value $0.001 per share; 23,858,845

VICTORIA INDUSTRIES, INC.

FORM 10-Q

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	June 30, 2010 (UNAUDITED)	December 31, 2009 (AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$86,924	$57,723

LONG TERM ASSETS
Goodwill

TOTAL ASSETS	86,924	57,723

CURRENT LIABILITIES
Accounts payable	$-	$-
Deferred compensation payable	19,750	-
Short-term loans from related parties	167,177	-
Credit cards payable - American Express	20,881	-
Total current liabilities	207,809	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 23,858,845 shares issued and outstanding as of June
30, 2010 and December 31, 2009	23,859	-
Member's Equity	-	307,341
Additional paid-in capital	451,160	-
Accumulated (deficit)	(595,903)	(249,618)

Total stockholders' equity	(120,884)	57,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,924	$57,723

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars, except share amounts)

	For the three months ended		For the six months ended		August 23, 2007 (INCEPTION)
	June 30, 2010 (UNAUDITED)	June 30, 2009 (AUDITED)	June 30, 2010 (UNAUDITED)	June 30, 2009 (AUDITED)	through June 30, 2010

OPERATING EXPENSES
Advertising and Promotion	$(32,022)	$(3,898)	$(38,189)	$(20,103)	(136,172)
Land option expense	-	-	-	-	(15,000)
Sales, general and administrative	(28,667)	(4,149)	(31,938)	(4,709)	(75,475)
Compensation and Professional Fees	(139,619)	(1,750)	(276,185)	(2,659)	(375,796)

OPERATING LOSS	(200,309)	(9,796)	(346,312)	(27,471)	(602,443)

NET LOSS FROM CONTINUING OPERATIONS	(200,309)	(9,796)	(346,312)	(27,471)	(602,443)

NON-OPERATING INCOME (EXPENSE)
Interest income (expense)	-	67	27	107	6,540

Net Imcome (Loss)	(200,309)	(9,729)	(346,285)	(27,364)	(595,903)

COMPREHENSIVE INCOME (LOSS)	$(200,309)	$(9,729)	$(346,285)	$(27,364)	(595,903)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.00)	(0)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,989,610	10,558,836	13,809,949	10,558,836	11,120,449

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)

						Deficit
						Accumulated
	Motor Sport Country Club, LLC				Additional	During the
	Member Capital	Member Capital	Common Stock		Paid-in capital	Development
	Contributions	Distributions	Shares	Amount	Par Value	Stage	Total

Inception, August 23, 2007	$-	$-	-	$-	$-	$-	$-

Contributions	310,895						310,895

Distributions		(63,073)					(63,073)

Net loss for period						(76,805)	(76,805)
Balance - December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017

Contributions	125,960						125,960

Distributions		(178,146)					(178,146)

Net loss for the year						(93,283)	(93,283)
Balance - December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548

Contributions	418,316						418,316

Distributions		(306,611)					(306,611)

Net loss for the year						(79,530)	(79,530)
Balance - December 31, 2009	855,171	(547,830)	-	-	-	(249,618)	57,723

Contributions	181,256						181,256

Distributions		(20,386)					(20,386)

Net loss for period						(145,976)	(145,976)
Balance - March 31, 2010	1,036,427	(568,216)	-	-	-	(395,594)	72,617

Effect of reverse merger with Victoria Industries, Inc., the "legal" acquirer, on May 17, 2010	(1,036,427)	568,216	23,858,845	23,859	451,160	145,976	152,784

Net loss for period						(346,285)	(346,285)
Balances - June 30, 2010	$-	$-	23,858,845	$23,859	$451,160	$(595,903)	$(120,884)

The accompanying notes are an integral part of the consolidated financial statements

VICTORIA INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the six months ended
	June 30, 2010 (UNAUDITED)	June 30, 2009 (AUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(346,285)	$(27,364)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities
Contributed capital by former majority shareholder in debt forgiveness	101,746	-
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	106,063	17,686
Cash used in operating activities of continuing operations	(138,477)	(9,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash investment by sole member prior to public merger on 5/17/10	225,400	126,307
Cash provided by financing activities	225,400	126,307

INCREASE (DECREASE) IN CASH:	86,924	116,629
CASH, at the beginning of the period	-	25,548
		-
CASH, at the end of the period	$86,924	$142,177

The accompanying notes are an integral part of the consolidated financial statements

ITEM 1 - NOTES TO FINANCIAL STATEMENTS

Victoria Industries, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada. Pursuant to an exchange agreement entered into by Victoria Industries on May 17, 2010, the company acquired as a wholly owned subsidiary Motor Sport Country Club, LLC (MSCC).  The transaction was accounted for as a reverse merger with Victoria Industries, Inc. being the legal acquirer and MSCC being the accounting acquirer. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan. The company was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport destination resort. These activities will continue forward.

The number of fulltime employees of the Company as at June 30, 2010 and December 31, 2009 amounted to 1 and 2 respectively.

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

Going concern – The Company is a development stage company. The ability of the Company to meet its obligations is dependent on being able to raise the necessary financing to continue with the development of the company. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation and the developing of the plans to bring the land they have an option on to its intended use.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

Concentration of Credit Risk

 As of June 30, 2010, the Company is not subject to significant concentrations of credit risk from financial instruments due to the absence of any significant financial assets.

Allowances for Doubtful Accounts

Once it commences operation, the Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its members to make required payments. The amount recorded as an allowance for doubtful accounts in each period will be based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on member-specific as well as general considerations. If the financial condition of the Company’s members should deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be recorded. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company will record a reversal of the provision in the period of such determination. As of June 30, 2010, no allowance for doubtful accounts was required due to the absence of any accounts receivable.

Property and Equipment

 Property and equipment will be recorded at cost. The costs of additions and betterments will be capitalized and expenditures for repairs and maintenance will be expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss included in income.

The Company will periodically evaluate the carrying amount of property and equipment for potential impairment by comparing the carrying amount to the undiscounted cash flows expected to result from the use and eventual disposition of the asset whenever events or circumstances indicate that its carrying amount may not be recoverable. The Company currently has no property or equipment.

Revenue Recognition

Although the Company has not generated revenues to date, the Company anticipates the recognition of revenue from various sources.

In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the expected various revenue streams of the Company:

Initiation fees and annual dues – the Company will record these fees in accordance with the terms of the Membership Agreement.

Non-member track rentals – Non-member track rental will be very limited, however will be available. The non-member rentals will pay a per diem fee for use of the country club facilities.

Garage rental and sales – A number of members will have a dedicated track car that they will opt to leave at the club. Many race teams need to rent garage space to service their cars and for storage. The storage fees will be charged in accordance with the unit size and location.

Residence rentals and sales – Members and their guests will likely stay at the resort for several days. A residence club is planned to accommodate their needs. The fees generated for these units will also be charged in accordance with the unit size and location.

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

Other sources – Revenue will include sales generated by the driving school, service garage, pro shop, restaurants, and lodging.

Land sales – The Company has planned more than 1,000 acres designated for home sites, and have an exclusive residential community. Residents will pay a fee to acquire the land.

Events – The Company anticipates that the club will bring in a major series event, as well as automobile manufacturers having launch events. The Company anticipates sponsorship revenue as well as concession revenue from these events.

Income Taxes

The Company is a public corporate entity and will be taxed as any other corporate entity.

Fair Value of Financial Instruments

 The carrying amounts reported in the financial statements for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of their fair value.

Advertising Costs

The Company expenses the costs associated with advertising and promotion as incurred. Advertising and promotion expense is included in the statements of operations for the three and six months ended June 30, 2010 and 2009.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 only operated in one segment.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through June 30, 2010, the date the financial statements were issued.

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopted ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ACCOUNTS PAYABLE

Accounts payable as of June 30, 2010 and December 31, 2009 were $0 and $0, respectively.

SHORT TERM LOANS

Short-term loans as of June 30, 2010 in a total amount of $167,177 represented by one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses in the amount of $49,677 and  four  non-interest bearing notes payable totaling $117,500, which were funds given to the company as investments that the company intends to return to the investors. These investor notes payable are non-interest bearing and will exist only until the Company can effect repayment to the investors. Finally, the company has short-term borrowings of $20,881 on its American Express Corporate Card that were used to finance ongoing administrative expenses of the company.

 COMMON STOCK

There are 75,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation. There were 23,858,845 ordinary shares with a par value of $0.001 US dollar issued and outstanding as of June 30, 2010.

The holders of ordinary shares have voting rights but no guarantee of dividends.  No dividends were declared or paid during the periods ended June 30, 2010 and  June 30, 2009.

RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

Short-term loans from related parties as of June 30, 2010  total  $167,177 represented by one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses in the amount of $49,677 and  four non-interest bearing notes payable totaling $117,500, which were funds given to the company as investments that the company intends to return to the investors. These investor notes payable are non-interest bearing and will exist only until the Company can effect repayment to the investors

COMMITMENTS AND CONTINGENCIES

Litigation – The Company has been the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company.

SUBSEQUENT EVENTS

Executive compensation – The Company’s CEO and majority shareholder Claus Wagner altered his employment agreement  on August 9 , 2010 to retroactively defer his cash compensation owing under his employment agreement beginning with the first such payment due in June, 2010 until such time as the Company secures additional funding. This liability is recorded on the Company’s balance sheet as Deferred Compensation Payable.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Recent Developments

Exchange Agreement

On May 17, 2010, Victoria Industries, Inc. (the “Company”) entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and the unitholders of MSCC (the “MSCC Unitholders”).  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”), representing 87.18% of our outstanding shares following the consummation of the transactions contemplated by the Exchange Agreement and the Purchase Agreement (as described below).  As a result of the transaction, MSCC became our wholly-owned subsidiary, with MSCC’s former unitholders acquiring a majority of the outstanding shares of our common stock.

In connection with the acquisition of MSCC, on May 17, 2010, Oleg Batratchenko resigned as our chief executive officer, effective immediately and we appointed (i) Mr. Claus Wagner as our Chief Executive Officer and director and (ii) Mr. Robert Newson as our president and chief operating officer. Upon the expiration of the 10-day period following the delivery and/or mailing of the Schedule 14f-1 Information Statement to our stockholders in compliance with the provisions of Section 14(f) of the Act and Rule 14(f)-1 thereunder, the resignation of Mr. Batratchenko as a director of our Board, and the appointment of Robert Newson, Patrick R. McDonald, Richard P. Dutkiewicz and John Henry Schlie as members of our board of directors will also become effective.

In connection with the Exchange Agreement, on April 9, 2010, the Sellers, the Company, Motorsports Country Club LLC (“MSCC”) and Jody M. Walker, Attorney at Law (“Stock Escrow Agent”) entered into that certain stock escrow agreement and agreement to cancel shares (“Escrow Agreement”) pursuant to which upon consummation of the Exchange Agreement, the Sellers (as defined below) returned for cancellation 7,499,991 shares of common stock of the Company.

Overview
MSCC was incorporated in the State of Colorado on August 23, 2007 under the name Motor Sport Country Club, LLC. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONT.)

MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport schemed destination resort. Upon due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, the sole member of MSCC contracted to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. In March 2010, the land option which was expired was extended through December 2010. MSCC has obtained full planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component.

MSCC contemplates that revenue will be derived from the following sources:

•
Initiation fees and annual dues – Rather than having to wait for a track event being organized by a car club, track time will be available to be booked online or via a call to the track concierge. Members will essentially have unlimited track time.

•	Non-member track rentals – Non-member track rental will be available but will be very limited.

•	Garage rental and sales – A number of members will have dedicated track cars that they will opt to leave at the club. Many race teams need to rent garage space to service their cars and for storage.

•	Residence rentals and sales – Members and their guests will likely stay at the resort for several days. A residence club is planned to accommodate their needs.

•	Other sources – Revenue will include sales generated by the driving school, service garage, pro shop, restaurants, and lodging.

•	Land sales – The Company has planned more than 1,000 acres designated for home sites, and an exclusive residential community.

•	Events – The Company anticipates that the club will bring in a major series event, as well as automobile manufacturers having launch events.

MSCC has executed membership agreements with approximately 30 individuals, and has had a few of them canceled due to the financial crisis. In addition, the members that have paid their Initiation Fees and these fees have been deposited in UMB Bank, the escrow agent (“Escrow Agent”). The Escrow Agent will hold all funds until MSCC has achieved financial commitments of $5,000,000. If the financial commitment has not been achieved on or before December 1, 2010, the prospective members’ deposits shall be returned and there will be no further obligation between MSCC and the prospective members.

Management believes that the focus of our operations will be on the construction of a luxurious motor sport destination resort.

Thus far, our focus has been on initial corporate formation and capitalization, the acquisition of the option to purchase land in Colorado and the development of our business plan. We plan the operations for the remainder of 2010 to be focused on the development of our race track. The completion of this task will require additional capital beyond what we currently have on hand.

MSCC contemplates that revenue will be derived from the following sources:

•
Initiation fees and annual dues – Rather than having to wait for a track event being organized by a car club, track time will be available to be booked online or via a call to the track concierge. Members will essentially have unlimited track time

•	Non-member track rentals – Non-member track rental will be available but will be very limited.

•	Garage rental and sales – A number of members will have dedicated track cars that they will opt to leave at the club. Many race teams need to rent garage space to service their cars and for storage.

•	Residence rentals and sales – Members and their guests will likely stay at the resort for several days. A residence club is planned to accommodate their needs.

•	Other sources – Revenue will include sales generated by the driving school, service garage, pro shop, restaurants, and lodging.

•	Land sales – The Company has planned more than 1,000 acres designated for home sites, and an exclusive residential community.

•	Events – The Company anticipates that the club will bring in a major series event, as well as automobile manufacturers having launch events.

For the next twelve months, we expect to pursue the implementation of our business plan, the building of our race track and the development and marketing of the resort and membership in our club. Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We cannot assure that continued funding will be available.

Our future financial results will depend primarily on our ability to (1) fully implement our business plan, (2) develop our race track and resort (3) generate revenue from membership interests and (4) develop our brand awareness. We cannot assure that we will be successful in any of these activities.

Results of Operations

For the three months ended June 30, 2010 the Company showed a net loss of ($200,309) and a net loss of ($346,285) for the six months ended June 30, 2010. These compare to net losses for the same periods ended June 30, 2009 of ($9,729) and ($27,364), respectively.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

Revenues

Revenues for the three months ended June 30, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit

Gross Profit for the three months ended June 30, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 and 2009 were $200,309 and $9,796, respectively. Operating expenses for the three months ended June 30, 2010 consisted of wage and professional fees in the amount of $139,619, general and administrative expenses in the amount of $28,667 and advertising and promotion of $32,022.  Operating expenses for the three months ended June 30, 2009 consisted of professional fees in the amount of $1,750, general and administrative expenses in the amount of $4,149 and advertising and promotion expenses in the amount of $3,898.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONT.)

Net Loss

Our net loss for the three months ended June 30, 2010 and 2009 amounted to ($200,309) and ($9,729), respectively, reflecting our startup nature.

Liquidity and Capital Resources

At June 30, 2010, we had working capital deficit of approximately $120,884, which consisted of current assets of approximately $86,924 and current liabilities of $207,809.  We plan to continue to provide for our capital needs by issuing debt or equity securities.

Net cash provided by operating activities

Net cash used in operating activities was $138,477 for the six months ended June 30, 2010 as compared to $9,678 for the six months ended June 30, 2010.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

Net cash provided by financing activities

Net cash provided in financing activities was $225,400 for the six months ended June 30, 2010 as compared to $126,307 for the six months ended June 30, 2010.  The increase between the corresponding fiscal periods is primarily related to increased financing provided to Motor Sport Country Club, LLC by its sole member prior to the exchange agreement on May 17, 2010.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONT.)

To date, we have generated no revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated May 13, 2010, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer, concluded that our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On May 17, 2010, pursuant to the terms of the Exchange Agreement, we issued 20,800,000 shares of the our common stock to the MSCC Unitholders as more fully described herein.   All securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number	Description
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VICTORIA INDUSTRIES, INC.

Dated: August 23, 2010	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer