Form 10-Q
period 2010-09-30
MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
filed 2010-11-15
CIK 1111118

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-31683

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(Name of Registrant as specified in its charter)

Nevada	98-0230423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11100 W. 8th Avenue, Suite 200
Lakewood, CO	80215
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (888) 967-5552

Victoria Industries, Inc.
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2010:

Common Stock, par value $0.001 per share; 23,858,845

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

FORM 10-Q

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)
	Sept 30, 2010 (UNAUDITED)	December 31, 2009 (AUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$54,036	$57,723

TOTAL ASSETS	54,036	57,723

CURRENT LIABILITIES
Short-term loans from related parties	$223,321	$-
Deferred compensation payable	79,000	-
Credit cards payable - American Express	75	-
Total current liabilities	302,396	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 75,000,000 shares authorized, 23,858,845 shares issued
and outstanding as of Sept 30, 2010 and December 31, 2009	23,859	-
Member's Equity	-	307,341
Additional paid-in capital	451,160	-
Accumulated (deficit)	(723,379)	(249,618)

Total stockholders' equity	(248,360)	57,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,036	$57,723

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars, except share amounts)

	For the three months ended		For the nine months ended		August 23, 2007 (INCEPTION)
	Sept 30,2010 (UNAUDITED)	Sept 30, 2009 (AUDITED)	Sept 30, 2010 (UNAUDITED)	Sept 30, 2009 (AUDITED)	through Sept 30, 2010

OPERATING EXPENSES
Advertising and Promotion	$(1,420)	$(2,539)	$(39,609)	$(22,642)	(137,592)
Land option expense	-	-	-	-	(15,000)
Sales, general and administrative	(3,290)	(1,012)	(35,227)	(5,721)	(78,765)
Compensation and Professional Fees	(122,767)	(45,473)	(398,951)	(48,131)	(498,562)

OPERATING LOSS	(127,476)	(49,023)	(473,788)	(76,494)	(729,919)

LOSS FROM CONTINUING OPERATIONS	(127,476)	(49,023)	(473,788)	(76,494)	(729,919)

NON-OPERATING INCOME (EXPENSE)
Interest income (expense)	-	62	27	169	6,540

Net Imcome (Loss)	$(127,476)	$(48,961)	$(473,761)	$(76,325)	$(723,379)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,858,845	10,558,836	17,208,841	10,558,836

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)

						Deficit
						Accumulated
	Motor Sport Country Club, LLC		Victoria Industries, Inc.		Additional	During the
	Member Capital	Member Capital	Common Stock		Paid-in capital	Development
	Contributions	Distributions	Shares	Amount	Par Value	Stage	Total

Inception, August 23, 2007	$-	$-	-	$-	$-	$-	$-

Contributions	310,895						310,895

Distributions		(63,073)					(63,073)

Net loss for period						(76,805)	(76,805)
Balance - December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017

Contributions	125,960						125,960

Distributions		(178,146)					(178,146)

Net loss for the year						(93,283)	(93,283)
Balance - December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548

Contributions	418,316						418,316

Distributions		(306,611)					(306,611)

Net loss for the year						(79,530)	(79,530)
Balance - December 31, 2009	855,171	(547,830)	-	-	-	(249,618)	57,723

Contributions	181,256						181,256

Distributions		(20,386)					(20,386)

Net loss for period						(145,976)	(145,976)
Balance - March 31, 2010	1,036,427	(568,216)	-	-	-	(395,594)	72,617

Effect of reverse merger
with Victoria Industries,
Inc., the "legal" acquirer,
on May 17, 2010	(1,036,427)	568,216	23,858,845	23,859	451,160	145,976	152,784

Net loss for period						(473,761)	(473,761)
Balances - September 30, 2010	$-	$-	23,858,845	$23,859	$451,160	$(723,379)	$(248,360)

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

			August 23, 2007
	For the nine months ended		(INCEPTION) through
	Sept 30, 2010 (UNAUDITED)	Sept 30, 2009 (AUDITED)	Sept 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(473,761)	$(76,325)	$(723,379)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities
Contributed capital by former majority shareholder in debt forgiveness	101,746	-	-
Changes in current assets and liabilities:
Increase (decrease) in accounts payable	200,650	18,714	302,396
Cash used in operating activities of continuing operations	(171,365)	(57,612)	(420,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash investment by sole member prior to public merger on 5/17/10	225,400	149,823	475,018
Cash provided by financing activities	225,400	149,823	475,018

INCREASE (DECREASE) IN CASH:	54,035	92,212	54,035
CASH, at the beginning of the period	-	25,548	-

CASH, at the end of the period	$54,035	$117,760	$54,035

The accompanying notes are an integral part of the consolidated financial statements

ITEM 1 - NOTES TO FINANCIAL STATEMENTS

Motor Sport Country Club Holdings, Inc. was incorporated on January 25, 2000 under the laws of the State of Nevada (the “Company”). Pursuant to an exchange agreement dated May 17, 2010, the Company acquired as a wholly owned subsidiary Motor Sport Country Club, LLC (MSCC).  The transaction was accounted for as a reverse merger with Victoria Industries, Inc. being the legal acquirer and MSCC being the accounting acquirer. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan. The Company was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport destination resort. These activities will continue forward. On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by FINRA and took effect at the open of business on October 21, 2010.

The number of fulltime employees of the Company as at September 30, 2010 and December 31, 2009 amounted to 1 and 2 respectively.

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

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

Concentration of Credit Risk

 As of September 30, 2010, the Company is not subject to significant concentrations of credit risk from financial instruments due to the absence of any significant financial assets.

Allowances for Doubtful Accounts

Once it commences operation, the Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its members to make required payments. The amount recorded as an allowance for doubtful accounts in each period will be based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on member-specific as well as general considerations. If the financial condition of the Company’s members should deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be recorded. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company will record a reversal of the provision in the period of such determination. As of September 30, 2010, no allowance for doubtful accounts was required due to the absence of any accounts receivable.

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

Advertising Costs

The Company expenses the costs associated with advertising and promotion as incurred. Advertising and promotion expense is included in the statements of operations for the three and nine months ended September 30, 2010 and 2009.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 only operated in one segment.

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

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

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

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

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

SHORT TERM LOANS

Short-term loans as of September 30, 2010 in a total amount of $223,321 represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses. Notes payable to investors that the Company decided not to accept as investment totaling $115,000 were repaid to the investors during the third quarter. One note payable in the amount of $2,500 was credited as a reimbursement of expenses to the Company during the third quarter. Finally, the company has a balance of $75 on its American Express Corporate Card that was used to finance ongoing administrative expenses of the company.

RELATED PARTIES
Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

Short-term loans from related parties as of September 30, 2010 total  $223,321 and represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.  Notes payable to investors that the Company decided not to accept as investment totaling $115,000 were repaid to the investors during the third quarter. One note payable in the amount of $2,500 was credited as a reimbursement of expenses to the Company during the third quarter.

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

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

On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by FINRA and took effect at the open of business on October 21, 2010.

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

Recent Developments

Exchange Agreement

On May 17, 2010, the Company entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and the unitholders of MSCC (the “MSCC Unitholders”).  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”), representing 87.18% of our outstanding shares following the consummation of the transactions contemplated by the Exchange Agreement and the Purchase Agreement (as described below).  As a result of the transaction, MSCC became our wholly-owned subsidiary, with MSCC’s former unitholders acquiring a majority of the outstanding shares of our common stock.

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

On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by FINRA and took effect at the open of business on October 21, 2010.

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

Results of Operations

For the three months ended September 30, 2010 the Company showed a net loss of ($127,476) and a net loss of ($473,761) for the nine months ended September 30, 2010. These compare to net losses for the same periods ended September 30, 2009 of ($48,961) and ($76,325), respectively.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

Revenues

Revenues for the three months ended September 30, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Revenues for the nine months ended September 30, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit

Gross Profit for the three months ended September 30, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit for the nine months ended September 30, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 and 2009 were $127,766 and $49,023, respectively. Operating expenses for the three months ended September 30, 2010 consisted of wage and professional fees in the amount of $122,766, general and administrative expenses in the amount of $3,290 and advertising and promotion of $1,420.  Operating expenses for the three months ended September 30, 2009 consisted of professional fees in the amount of $45,473, general and administrative expenses in the amount of $1,012 and advertising and promotion expenses in the amount of $2,539.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

Operating expenses for the nine months ended September 30, 2010 and 2009 were $473,761 and $76,325, respectively. Operating expenses for the nine months ended September 30, 2010 consisted of wage and professional fees in the amount of $398,951, general and administrative expenses in the amount of $35,227 and advertising and promotion of $39,609.  Operating expenses for the nine months ended September 30, 2009 consisted of professional fees in the amount of $48,131, general and administrative expenses in the amount of $5,721 and advertising and promotion expenses in the amount of $22,642.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

Net Loss

Our net loss for the three months ended September 30, 2010 and 2009 amounted to ($127,476) and ($48,961), respectively, reflecting our startup nature.

Our net loss for the nine months ended September 30, 2010 and 2009 amounted to ($473,761) and ($76,325), respectively, reflecting our startup nature.

Liquidity and Capital Resources

At September 30, 2010, we had working capital deficit of approximately $248,360, which consisted of current assets of approximately $54,036  and current liabilities of $302,396.  We plan to continue to provide for our capital needs by issuing debt or equity securities.

Net cash provided by operating activities

Net cash used in operating activities was $171,365 for the nine months ended September 30, 2010 as compared to $57,612 for the nine months ended September 30, 2009.  The increase between the corresponding fiscal periods is primarily related to increased activity in exploration of the business plan and increased wage and professional fees in connection with the exchange agreement that made the Company a public company.

Net cash provided by financing activities

Net cash provided in financing activities was $225,400 for the nine months ended September 30, 2010 as compared to $149,823 for the nine months ended September 30, 2009.  The increase between the corresponding fiscal periods is primarily related to increased financing provided to Motor Sport Country Club, LLC by its sole member prior to the exchange agreement on May 17, 2010.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer, concluded that our disclosure controls and procedures were effective.

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

None.

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

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Dated: November 15, 2010	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer