Form 10-K
period 2010-12-31
MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
filed 2011-04-15
CIK 1111118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-27189

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0230423 (I.R.S. Employer Identification No.)

11100 W 8th Avenue, Suite 200, Lakewood, CO  80215

(Address of principal executive offices) (Zip Code)

(866) 967-5552

(Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

         Securities registered pursuant to section 12(g) of the Act:

Title of class: Common Stock, par value $0.001 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 computed by reference to the closing price of the common stock on June 30, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 13, 2011 the registrant had 23,858,845 shares of common stock, par value $0.001 per share outstanding.

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

FORM 10-K

 PART I

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by Motor Sport Country Club Holdings, Inc. (the “Company”) with the Securities and Exchange Commission contain or may contains forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to the Company’s or Company’s management identify forward looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to the Company’s industry, the Company’s operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Company’s management believes that the expectations reflected in the forward looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Company's financial statements and the related notes filed with this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, references to "we," "our," "us," the "Company,", refer to Motor Sport Country Club Holdings, Inc., a Nevada corporation and it subsidiaries.

ITEM 1.    BUSINESS.

Corporate History

The Company was incorporated in the state of Nevada on January 25, 2000 under the name “Rolltech, Inc.”  On October 9, 2003, the Company filed an amendment to its articles of incorporation changing its name from “Rolltech, Inc.” to “Victoria Industries, Inc.”  On May 17, 2010, the Company entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and the unitholders of MSCC (the “MSCC Unitholders”).  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”), representing 87.18% of our outstanding shares following the consummation of the transactions contemplated by the Exchange Agreement and the Purchase Agreement (as described below).  As a result of the transaction, MSCC became our wholly-owned subsidiary, with MSCC’s former unitholders acquiring a majority of the outstanding shares of our common stock.  On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by FINRA and took effect at the open of business on October 21, 2010.

Description of MSCC

As a result of the Exchange Agreement, the following is the corporate structure of the Company and its subsidiaries:

Victoria Industries, Inc. (a Nevada corporation)

Motor Sport Country Club, LLC (a Colorado LLC)

Overview

Our operations are run out of our wholly-owned subsidiary Motor Sport Country Club, LLC.  MSCC was incorporated in the State of Colorado on August 23, 2007 under the name Motor Sport Country Club, LLC. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan. MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport destination resort. Upon due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, the sole member of MSCC contracted to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. In March 2010, the land option, which was expired, was extended through December 2010. MSCC has obtained planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component. The extension of this land option expired as scheduled in December 2010 and has not been renewed at this time, as management believes that the option to purchase contract is no longer necessary due to the state of the real estate market.

Customers, Principal Products and Services

MSCC intends to develop and operate a luxurious motor sport destination resort aimed at performance car enthusiasts, car collectors and high-end auto manufacturers and dealers who wish to showcase their vehicles to the members. The prospective members will have access to four (4) individual tracks of different lengths and character with a combined length of 10 miles, which would make it the longest track in the US; a clubhouse that will include fine dining, a lounge area, bars, cigar and wine tasting rooms, locker rooms and a pro shop for all of the members driving needs; a paddock area which has garages available for members to buy or rent, a high performance driving school that will offer first class instructions, along with different vehicles for members and guests to take around the track; car condos that will house several cars and a lounge area, living accommodations and building lots.

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

MSCC has also identified several locations in the Middle East, South America, Asia, and Europe to expand into. The only comparable track in terms of length in the world is the Nuerburgring in Germany.

Membership

MSCC has three membership classes; founding members, corporate members and regular members.

•
Founding Members – This class is limited to 50 members. The membership fee is currently $175,000, founding members will pay an initiation fee of 20% ($35,000), the balance is payable within thirty days of the achievement of the Company completing $5,000,000 of financial commitments, no annual dues, and 12 free passes per year for the first 2 years for guests (a value of $12,000).

•
Regular Members –The membership fee is $125,000, regular members will pay an initiation fee of 10% ($12,500), the balance is payable within thirty days of the achievement of the Company completing $5,000,000 of financial commitments, annual dues of $9,000, and 12 free passes per year for the first year for guests (a value of $6,000).

•	Corporate Members –The membership fee and annual dues are negotiable on a case by case basis.

•	New membership classes can be added and all membership classes can be changed by MSCC.

MSCC has executed membership agreements with approximately 30 individuals, and has had a few of them canceled due to the financial crisis. Each of the individuals that have signed their Membership Agreements will continue to sign an Annual Release and Waiver of Liability, Assumption of Risk and Indemnity Agreement, once the resort is open. (see attached)

In addition, the members that have paid their initiation fees have had these fees deposited in UMB Bank, the escrow agent (“Escrow Agent”). The Escrow Agent will hold all funds until MSCC has achieved financial commitments of $5,000,000. If the financial commitment has not been achieved on or before December 1, 2010, the prospective members’ deposits shall be returned and there will be no further obligation between MSCC and the prospective members. This escrow arrangement expired as scheduled on December 1, 2010 and the escrow funds were returned as agreed.

Seasonality

Our business is seasonal and will be dictated by the weather patterns that materialize over the western part of the continental United States and the Rocky Mountains. The resort will be built 60 miles east of Denver, Colorado and 70 miles from the Western Front Range Mountains. Almost all of the Colorado winter storms come from the western part of the continental United States and pass over the Rocky Mountains dispersing the precipitation over the mountain range. Typically, when storms reach the resort property they have generally dissipated and do not materialize.  Our future results could be adversely affected if there is an unseasonable amount of precipitation that requires us to shut down the race track for an extended period of time.

Sales and Marketing

We plan to create consumer awareness and create branding of our resort through some or all of the following methods:

Direct Mail – We plan to send information to racing industry professionals about the benefits and services, which we plan to offer.

Print and Catalog Advertising – We plan for the resort to be advertised in a variety of racing industry magazines and in luxury living magazines in order to gain widespread awareness of our race track and amenities.

Internet Advertising – We plan to cross promote our resort with other websites in the racing industry.

Trade Shows – We plan go to industry trade shows to promote awareness of the products and services that our resort has to offer.

Sales Partner Relationships – we plan to form relationships with partners who have synergies with our resort offering, high-end and exotic car dealers in prominent cities who already have a customer list of people who have purchased one or more exotic cars, managers of celebrities etc.

Competition

Although we are unaware of any resort that competes directly with our products and services, there can be no assurance that any unknown existing or future resort will be superior to our resort.  We expect to encounter in the future intense competition from our rivals in the destination club industry and from other companies offering competitive products and services. Many of our competitors may have greater consumer recognition or resources and/or more established and familiar products than us. The factors that we believe are important to customers include:

•	number and variety of club destinations available to club members;

•	quality of member services and concierge services;

•	quality of destination club properties;

•	pricing of club membership plans;

•	type and quality of resort amenities offered;

•	reputation of club;

•	destination club properties in proximity to major population centers;

•	availability and cost of air and ground transportation to destination club properties; and

•	ease of travel to resorts (including direct flights by major airlines).

Government Regulations

Our operations require us to comply with regulations covering a broad array of subjects. We believe we are currently in compliance with these laws and regulations in all material respects. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations.

Environment Regulation

We are subject to federal, state and environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations where we plan to operate. We cannot assure, however, that environmental problems relating to assets owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Intellectual Property

We have no Intellectual Property.

Research and Development

We are not currently conducting any research and development activities, other than the development of our land for our race track.  We do not anticipate conducting such activities in the near future.

Employees

As of April 13, 2011, the Company had a total of 1 full time employee.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS.

        You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Relating to Our Business :

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have received no revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful building and development of our race track and other facilities. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

THE TIMING AND AMOUNT OF CAPITAL REQUIREMENTS ARE NOT ENTIRELY WITHIN OUR CONTROL AND CANNOT ACCURATELY BE PREDICTED AND AS A RESULT, WE MAY NOT BE ABLE TO RAISE CAPITAL IN TIME TO SATISFY OUR NEEDS, OR COMMENCE OPERATIONS.

We will need to raise additional capital to implement our business plan. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated April 13, 2011 our independent auditors stated that our financial statements for the year ended December 31, 2010 and 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

THE UNITED STATES AND GLOBAL ECONOMIC SLOWDOWN AND ONGOING DISRUPTIONS IN THE FINANCIAL MARKETS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON CONSUMER AND CORPORATE SPENDING AND OUR BUSINESS IN WAYS THAT WE CANNOT CURRENTLY PREDICT. CONSUMER AND CORPORATE SPENDING CAN SIGNIFICANTLY IMPACT OUR OPERATING RESULTS, AND NATIONAL OR LOCAL CATASTROPHES, ELEVATED TERRORISM ALERTS OR NATURAL DISASTERS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR OPERATING RESULTS.

Our business depends on discretionary consumer and corporate spending. The recent combination of severely tightened credit markets, stringent and costly borrowing conditions, deterioration of residential real estate and mortgage markets, unprecedented stock market declines and fluctuating oil and commodity prices, among other factors, have led to historically low levels of consumer confidence and recessionary conditions. The direction and strength of the United States economy, including the financial and credit markets, currently is uncertain due to these factors. Many of these conditions and uncertainties also exist in varying degrees throughout the global markets.

Many factors related to discretionary consumer spending can adversely impact recreational and entertainment spending and significantly impact our operating results. Consumer disposable income and spending are affected by economic conditions such as employment rates, high or rising fuel prices, difficult consumer credit and housing markets, interest and tax rates and inflation. Many factors affect corporate spending such as general economic and other business conditions, including consumer spending, high or rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions and inflation, as well as various industry and other business conditions, including corporate marketing and promotional spending and interest levels. Such factors or incidents, even if not directly impacting us, could disrupt or otherwise adversely impact our customers, markets and consumer spending in general. Also, recent or future governmental actions may control, influence or otherwise restrict corporate spending or spending trends. These factors can impact regional and national consumer and corporate spending sentiment, and adversely affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales and driving schools and other track rentals. These factors also can affect the financial results of present and potential sponsors and other customers of our facilities and events and of the industry. Negative factors such as challenging economic conditions, governmental actions that impact spending, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending and each negative factor can have varying effects on our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results and growth.

Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. There can be no assurance that government response to the economic slowdown and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets for long periods. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. These economic conditions might not improve or could worsen and when these conditions may ultimately improve cannot be determined at this time. These severe economic conditions and governmental actions have and may further adversely impact various industries of our consumer and corporate customers, resulting in spending declines that could adversely impact our revenues and profitability. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic conditions, thereby possibly having a material adverse impact on our future operating results and growth.

IF WE ARE UNABLE TO ESTABLISH SUFFICIENT SALES AND MARKETING CAPABILITIES OR ENTER INTO AND MAINTAIN APPROPRIATE ARRANGEMENTS WITH THIRD PARTIES TO SELL, MARKET AND DISTRIBUTE OUR SERVICES, OUR BUSINESS WILL BE HARMED.

We have limited experience as a company in the sale, marketing and distribution of our services. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to market our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

 ENVIRONMENTAL REGULATIONS AND COSTS MAY NEGATIVELY AFFECT OUR ABILITY TO PROCEED WITH OUR RESORT AND IF WE DO BECOME OPERATIONAL, MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We have acquired an option to purchase land for our resort which is located in Colorado. The building of the race track on this land has required environmental and civil engineering studies both for our own needs to ensure the least negative environmental impact on our site and nearby land, and for presentation and analysis by local, state, and federal officials. Environmental and civil engineering reports may be necessary to solicit support and permission for development. We cannot be certain these impact studies will be favorable or even if they are favorable that the appropriate officials will allow us to proceed. Also, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage. We are not currently insured for such liability and we do not know the cost of such a policy or whether we can acquire one. The amount of such liability, as to which we are self-insured, could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our motorsports theme park. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional significant expenditures by us for remediation and compliance.

BAD WEATHER WILL ADVERSELY AFFECT THE FUTURE PROFITABILITY OF OUR RESORT, WHEN WE COMMENCE OPERATIONS.

Our race track and other facilities will operate primarily outdoors. Weather conditions surrounding our facility and our ongoing operation will affect the driving schools, the race tracks and our hospitality areas, among other things. Although we intend selling membership interests in the future, poor weather conditions could have a material effect on the results of operations if our members do not use our facilities. The occurrence of a natural disaster could cause interruptions in our track rentals, products, and services we provide and significantly impair our ability to generate revenue and achieve profitability.

CHANGES IN WEATHER PATTERNS AS A RESULT OF GLOBAL WARMING COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Scientific reports indicate that, as a result of human activity:

•	temperatures around the world have been increasing and are likely to continue to increase as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds;

•	the frequency and severity of storms, and flooding, are likely to increase;

•	severe weather is likely to occur in places where the climate has historically been more mild; and

•	average sea levels have risen and are likely to rise more, threatening worldwide coastal development.

We cannot predict the effects that these phenomena may have on our business. We could be impacted to the extent that global warming trends affect established weather patterns or exacerbate extreme weather or weather fluctuations, hindering or preventing travel by our club members in certain circumstances. They might also affect the desirability of our resort, increase the cost and reduce the availability of insurance covering damage from natural disasters and lead to new laws and regulations that increase our expenses and reduce our revenues. Any of these consequences, and other consequences of global warming that we do not foresee, could materially and adversely affect our sales, profits and financial condition.

WE MAY BE UNABLE TO SECURE INSURANCE FOR OUR RESORT WHEN WE COMMENCE OPERATIONS, AND ASSUMING WE ARE ABLE, OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE IF A CATASTROPHIC EVENT OCCURRED.

We intend to obtain reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. We cannot guarantee, however, that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. In addition, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our motorsports events could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future. We will have a material investment in property and equipment at our facility, which may be located near a highly populated city. We anticipate our motorsports events will be attended by large numbers of fans. These operational, geographical and situational factors, among others, may result in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. We cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly affecting our operating results and growth.

WE MAY INCUR SIGNIFICANT COSTS FROM PARTIAL SELF-INSURANCE.

We intend using a combination of insurance and self-insurance to manage various risks associated with our race track, private member club, race car events and other business risks. We may review and increase our self insurance limits in the future, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

LIABILITY FOR PERSONAL INJURIES AND PRODUCT LIABILITY CLAIMS COULD SIGNIFICANTLY AFFECT OUR FINANCIAL CONDITION, REPUTATION, AND RESULTS OF OPERATIONS

We intend to maintain insurance policies that provide coverage within limits that are sufficient, to protect us from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. Like other businesses, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, which can involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of management.

THE AMERICANS WITH DISABILITIES ACT PROHIBITS DISCRIMINATION ON THE BASIS OF DISABILITY IN PUBLIC ACCOMMODATIONS AND EMPLOYMENT.

We will likely be required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities. Failure to comply with these and other regulations could increase our cost structure, slow our expansion, and harm our reputation, any of which would harm our operating results.

WE ARE AND WILL BE SUBJECT TO CONSIDERABLE FEDERAL, STATE, AND LOCAL GOVERNMENT REGULATION AND LICENSING WITH RESPECT TO HEALTH, SANITATION, BUILDING, ZONING, LAND USE, SAFETY, FIRE, EMPLOYMENT AND OTHER DEPARTMENTS RELATING TO THE DEVELOPMENT AND OPERATION OF OUR MOTORSPORTS THEME PARK.

Many of these regulations are subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively operate our resort. We may not be able to obtain necessary licenses or other approvals on a cost effective and timely basis in order to construct and develop our facilities in the future. Various federal and state labor laws will govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit, and work authorization or immigration requirements.

If we elect to serve alcohol to our customers, we will be required to comply with the alcohol licensing requirements of the federal, state, and local governments having jurisdiction over our location. Alcoholic beverage control regulations require applications to state and local authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of bar or restaurant outlets, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at our location.

We could be subject to civil and criminal penalties under such regulations and could be required to restructure any existing or future contractual arrangements in that state. Such results, or the inability to successfully restructure our contractual arrangements, could have a material adverse effect on our operations and our reputation.

 IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. WAGNER OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND FIELD PERSONNEL HAVING EXPERIENCE IN THE AUTO AND HOSPITALITY INDUSTRY, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued services of Mr. Wagner, our chief executive officer. Loss of the services of Mr. Wagner could have a material adverse effect on our growth, revenues, and prospective business. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the racing and hospitality business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

BECAUSE MANAGEMENT HAS LIMITED EXPERIENCE IN THE AUTO AND HOSPITALITY INDUSTRY, OUR BUSINESS HAS A HIGH RISK OF FAILURE.

Our officers and directors do not have any experience in the auto and hospitality industries. As a result, we may not be able to fully develop our private member club as we have originally anticipated. With no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Risks Relating to Our Common Stock:

THERE IS PRESENTLY A LIMITED MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There has been a limited public market for our common stock and a public market for our common stock may not develop.   Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, there can be no assurance as to the liquidity of any market that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock, or the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

 BECAUSE CERTAIN OF OUR STOCKHOLDERS CONTROL A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, THEY MAY HAVE EFFECTIVE CONTROL OVER ACTIONS REQUIRING STOCKHOLDER APPROVAL.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 87.18% of our outstanding shares of common stock. Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have substantial influence on the ability to control the company and the outcome of issues submitted to our stockholders.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we are required to include a management report on internal controls over financial reporting in our annual report on Form 10-K for the year ending December 31, 2010.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

 OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

 THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES, DIVERT MANAGEMENT’S ATTENTION AND AFFECT OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED BOARD MEMBERS.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to May 2010, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not Applicable.

ITEM 2.    PROPERTIES.

MSCC’s sole member on behalf of MSCC entered into an Option to Purchase Land in Colorado to develop the country club. The agreement, entered into on June 29, 2007, obligated the sole member to acquire the land for a purchase price of $1,541,295. MSCC paid an initial deposit of $15,000 to secure the land option. The settlement was to occur on September 28, 2007. MSCC failed to secure the necessary funding at that time, and worked with the seller of the parcel of land for the past few years, paid for site development, architectural fees and drawings and various other costs.  On March 22, 2010, the sole member on behalf of MSCC amended the original contract for the purchase of this parcel of land and the amended agreement has a scheduled settlement date of December 31, 2010. The sole member in lieu of paying an additional deposit has guaranteed the seller the receipt of all site plans and various documents he obtained over the past few years as collateral should   closing not occur. The extension of this land option expired as scheduled in December 2010 and has not been renewed at this time, as management believes that the option to purchase contract is no longer necessary due to the state of the real estate market.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business.  The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse affect on its business, prospects, financial condition or results of operations.  The Company may become involved in material legal proceedings in the future.

ITEM 4.    REMOVED AND RESERVED.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

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

The closing price of our common stock on the Pink Sheets on March 31, 2011, was $0.12 per share.

The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board or the Pink Sheets for the periods indicated.

Year Ended December 31, 2010	High	Low
First quarter ended March 31, 2010	$0.12	$0.12
Second quarter ended June 30, 2010	$0.12	$0.12
Third quarter ended September 30, 2010	$0.12	$0.12
Fourth quarter ended December 31, 2010	$0.12	$0.12

Year Ended December 31, 2009	High	Low
First quarter ended March 31, 2009	$0.11	$0.10
Second quarter ended June 30, 2009	$0.10	$0.10
Third quarter ended September 30, 2009	$0.10	$0.10
Fourth quarter ended December 31, 2009	$0.05	$0.06

Holders of Common Stock

        As of December 31, 2010, we had 25 holders of record of our common stock.

Dividends

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

Recent Sales of Unregistered Securities

We have not had any sales of unregistered securities to date.

Equity Compensation Information

We did not have any securities authorized for issuance under equity compensation plans for the fiscal year ended December 31, 2010.

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Annual Report on Form 10-K. Consequently , you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Recent Developments

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

Overview

MSCC was incorporated in the State of Colorado on August 23, 2007 under the name Motor Sport Country Club, LLC. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan. MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport schemed destination resort. Upon due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, the sole member of MSCC contracted to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. In March 2010, the land option which was expired was extended through December 2010. MSCC  has obtained full planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component. The extension of the land option purchase contract expired as scheduled in December 2010 and has not been renewed.

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

MSCC has executed membership agreements with approximately 30 individuals, and has had a few of them canceled due to the financial crisis. In addition, the members that have paid their Initiation Fees and these fees have been deposited in UMB Bank, the escrow agent (“Escrow Agent”). The Escrow Agent will hold all funds until MSCC has achieved financial commitments of $5,000,000. If the financial commitment has not been achieved on or before December 1, 2010, the prospective members’ deposits shall be returned and there will be no further obligation between MSCC and the prospective members. The escrow agreement expired as scheduled on December 1, 2010 and the escrowed funds were returned to the depositors.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

Revenues for the years ended December 31, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit

Gross profit for the years ended December 31, 2010 and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

Operating Expenses

Operating expenses for the years ended December 31, 2010 and 2009 were $577,416 and $79,743, respectively.   Operating expenses for the fiscal year ended December 31, 2010 primarily consisted of wage and professional fees in the amount of $500,438 and general and administrative expenses in the amount of $37,095 and advertising and promotion expenses of $39,884.  Operating expenses for the fiscal year ended December 31, 2009 primarily consisted of wage and professional fees in the amount of $48,131 and general and administrative expenses in the amount of $6,721 and advertising and promotion expenses of $24,891.   The increase between the corresponding fiscal periods is primarily related to increased operating expenses associated with the Company continuing to develop its business plan.

Net Loss

Our net loss for the years ended December 31, 2010 and 2009, amounted to ($577,389) and ($79,530), respectively, reflecting our startup nature.

Operations Plans

Management believes that the focus of our operations will be on the construction of a luxurious motor sport destination resort.

Thus far, our focus has been on initial corporate formation and capitalization, the acquisition of the option to purchase land in Colorado and the development of our business plan. We plan the operations for the remainder of 2011 to be focused on the development of our race track. The completion of this task will require additional capital beyond what we currently have on hand.

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

Liquidity and Capital Resources

At December 31, 2010, we had working capital deficit of approximately $446,989, which consisted of current assets of approximately $32,737 and current liabilities of $479,726.  We plan to continue to provide for our capital needs by issuing debt or equity securities.

Net cash provided by operating activities

Net cash used in operating activities was $97,663 for the fiscal year ended December 31, 2010 as compared to $79,530 for the fiscal year ended December 31, 2009.  The increase between the corresponding fiscal periods is primarily related to the increased expenditures in 2010 of development of the Company’s business plan.

Net cash provided by financing activities

Net cash provided by financing activities was $72,677 for the fiscal year ended December 31, 2010 as compared to $111,705 for the fiscal year ended December 31, 2009.  The increase between the corresponding fiscal periods is primarily related to additional financing provided by Motor Sports Country Club, LLC’s sole member prior to the consummation of the exchange agreement on May 17, 2010.

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

To date, we have generated no revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated April 13, 2011, that we have sustained operating losses and need to obtain additional financing or restructure our current obligations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

        The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2010, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
	$	$	$	$	$

Total obligations	$	$	$	$	$

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The names, ages and positions of our directors and executive officers as of March 31, 2011, are as follows:

Name	Age	Position

Claus H Wagner	49	Chairman of the Board of Directors and Chief Executive Officer
Patrick McDonald	53	Director
Richard P. Dutkiewicz	54	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Claus H. Wagner -   Since 2007, Mr. Wagner has been founder and chief executive officer of MSCC.  Mr. Wagner has also been a consultant to various financial institutions on currency derivative risk management issues since 2001.  From 1984 to 2000, Mr. Wagner held various senior positions in New York, Tokyo, London and Frankfurt for various financial institutions, including Dresdner Kleinworth Benson & Waterstein, Deutsche Bank AG and Citibank.

Robert A. Newson -  From May 2001 until May 2010, Mr. Newson was chairman and chief executive officer of M&A International, Inc., a business strategy-consulting firm located in Colorado predominantly advising clients in Europe and the Middle East.  As a result of the services he provided at M&A International, from March 2007 until May 2009, Mr. Newson served as a director of AKO Investments, an Abu Dhabi based investment company that handled the financial aspects of projects of its parent AKO Holdings which is owned by H.E. Sheikh Adil Kalifa Al Otaiba.   In addition, from December, 2009 to the present day, Mr. Newson serves as a director of Upstream Alliance, a Dubai-based investment firm focused in three groups of activities: oil trading, oilfield services and exploration & production.

Patrick R. McDonald  -  Since 2004, Mr. McDonald has served as Chief Executive Officer, President and Director of Nytis Exploration Company, an oil and gas exploration company, since April 2003.   From 1998 to 2003, Mr. McDonald served as President, Chief Executive Officer, and Director of Carbon Energy Corporation, an oil and gas exploration and production company. From 1987 to 1997 Mr. McDonald served as Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing, and marketing company. Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East. Mr. McDonald is a member of our Audit Committee and serves as Chairman of the Compensation Committee. He is a Certified Petroleum Geologist and is a member of the American Association of Petroleum Geologists. Mr. McDonald received a bachelor of science degree in geology and economics from Ohio Wesleyan University and an MBA in finance from New York University. Since 2004, Mr. McDonald has served as a director of Forest Oil Corp., a natural gas exploration company (NYSE: FST).

Richard P. Dutkiewicz  -  Since April 2010, Mr. Dutkiewicz has been executive vice president and chief financial officer of Real Mex Restaurants, Inc., a full service, casual dining Mexican restaurant company.  From October 2003 until April 2010, Mr. Dutkiewicz was chief financial officer of Einstein Noah Restaurant Group, a franchising company (NASDAQ: BAGL). From May 2003 to October 2003, Mr. Dutkiewicz was Vice President-Information Technology of Sirenza Microdevices, Inc. In May 2003, Sirenza Microdevices, Inc. acquired Vari-L Company, Inc. From January 2001 to May 2003, Mr. Dutkiewicz was Vice President-Finance, and Chief Financial Officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado. Mr. Dutkiewicz's previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz began his career as an Audit Manager at KPMG LLP. Mr. Dutkiewicz received a B.B.A. degree from Loyola University of Chicago. Since February 2010, Mr. Dutkiewicz has served as a director of Fifth Street Finance Corp., a specialty finance company (NYSE: FSC).

Family Relationships

None.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has no separate committees and it acts as the audit committee at this time. We have no qualified financial expert at this time. We intend to search for qualified individuals to serve as independent directors and members of an audit and compensation committee.

Code of Ethics

We have adopted a formal Code of Ethics applicable to all Board members, executive officers and employees.  Our Code of Ethics was filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2009.  The Company will provide a copy of our code of ethics to any person without charge, upon written request to the Company at 11100 W. 8th Avenue, Suite 200 Lakewood, CO 80215, Attn: Chief Executive Officer.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Director Compensation

None of our directors were compensated during the fiscal year ended December 31, 2010.

In connection with the appointment of the directors upon consummation of the Exchange Agreement, each non-employee director shall be issued 120,000 shares of the Company’s common stock, which shares shall vest in equal installments of 10,000 per month for a period of two years from the date of issuance.  In additional, each non-employee director shall be issued an initial 500 shares of the Company’s common stock for each meeting of the Company’s board of directors.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Claus Wagner,	2010	$138,250				$138,250
Chairman of the Board of Directors and Chief Executive Officer	2009	$0

Note: Per the amendment to the employment agreement dated August 9, 2010 with Claus Wagner, CEO and Chairman, all 2010 salary has been recorded as deferred compensation and will continue to be deferred compensation until such time as the Company secures additional funding.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

Employment Agreements
We have entered into an employment agreement with Claus Wagner effective at the closing of the Exchange Agreement.  The employment agreement has an initial term of five years from the date of execution and shall automatically renew for an additional 12 month term unless and until either party provides written notice of termination in accordance with the terms of the employment agreements.  The employment agreement requires each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Executive Officer. The employment agreements provide that Mr. Wagner will receive an annual salary of $225,000 per year with an automatic increase to $250,000 after the second anniversary of the date of their respective employment agreements.   In addition, Mr. Wagner is entitled to (a) be provided with an automobile and cell phone to be paid for by the Company, (b) receive a cash bonus in an amount determined by the board of directors and (c) receive additional shares of common stock of the Company if they meet or exceed certain mutually agreed upon performance goals. Finally, this employment agreement was amended on August 9, 2010 retroactively to June 1, 2010 such that all of Claus’ cash compensation is being deferred until such time as the Company receives adequate funding.

The employment agreement provides for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In the event that an executive’s employment is terminated by him for reasonable cause, we are obligated to pay such executive (i) an amount equal to twelve month’s of his base salary if terminated within one year of the date of the employment agreement, or (ii) an amount equal to twenty four months of his base salary, if terminated after the one year anniversary of the date of the agreement,.  Termination for cause means termination as a result of (v) the executive's conviction of a felony, any crime involving moral turpitude related to or the willful commission of any other act or omission involving dishonesty or fraud with respect to, an materially affecting the business affairs of, the Company (w) conduct tending to bring the Company into substantial public disgrace or disrepute the causes substantial and material injury to the business and operations of the Company, (x) substantial and repeated failure to perform duties of the office held by such executive as reasonably directed by the Board of Directors and such failure is not cured within 30 days written notice (y) gross negligence or willful misconduct with respect to the Company that causes substantial and material injury to the business and operations of the Company and (z) any material breach of the confidentiality agreement between the Company and the executive.  Reasonable Cause means (i) material breach of our obligations under the employment agreement and the Company’s failure to cure upon 30 days written notice, (ii) any decrease in the executive's salary during the term of the executive’s employment (except for decreases that are in conjunction with decreases in executive salaries generally) or (iii) any requirement by the Company that the executive relocate his residence more than 50 miles from the Company’s headquarters.  In addition, reasonable cause under Mr. Wagner’s agreement includes (i) any change in the Company’s chief executive officer or (ii) upon any change of control.

In connection with the employment agreement, Mr. Wagner entered into an employee confidentiality agreement which contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of  March 31, 2011, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over their shares beneficially owned.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class

Claus Wagner	20,800,000	87.18%

Patrick McDonald	0	*

Richard P. Dutkiewicz	0	*

All Executive Officers and Directors as a group (3 people)	20,800,000	87.18%

5% Stockholders

Stephan Mueller	1,633,333	6.85%

Estate of Rob Newson	1,500,000	6.29%

 (*) - Less than 1%.

(1)	Except as otherwise below, the address of each beneficial owner is c/o Motor Sport Country Club, LLC, 11100 W 8th Avenue, Suite 200, Lakewood, Colorado 80215.
(2)
Applicable percentage ownership is based on 23,858,845 shares of common stock outstanding as of March 31, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2011, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Claus Wagner, MSCC’s Chairman and Chief Executive Officer, has been responsible for 100% of the capital contributions to fund the limited operations of MSCC to date. There are no amounts outstanding to related parties and all site planning and professional services incurred to date were completed by non-related parties.

Director Independence

All of our directors, Claus H Wagner, Patrick McDonald and Richard Dutkiewicz-, are independent directors, using the Nasdaq definition of independence.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $15,000  and  $17,000.

Audit-Related Fees

        There were no aggregate fees billed for the fiscal year ended December 31, 2010 and 2009 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

        The aggregate fees billed for the fiscal year ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for tax related research and advice were $0 and $0.

        Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, dated May 17, 2010, by and between Victoria Industries, Inc., Motor Sport Country Club, LLC and the unitholders of Motor Sport Country Club (1)
3.1	Articles of Incorporation (1)
3.2	Articles of Merger changing the Company’s name to Motor Sport Country Club Holdings, Inc. (3)
3.3	By-laws (1)
10.1	Form of Membership Agreement (2)
10.2	Land Purchase Contract, dated June 29, 2007(2)
10.3	Agreement to Amend/Extend Contract of the Land Option Contract, dated March 22, 2010 (2)
10.4	Form of Escrow Agreement, by and between Motor Sport Country Club LLC, prospective MSCC members and UMB Bank, N.A., as escrow agent (2)
10.5
Stock Escrow Agreement and Agreement to Cancel Shares, dated April 9, 2010 by and among Thor United Corporation, Berkshire International Finance, Inc., Victoria Industries, Inc., Motor Sport Country Club LLC and Jody M. Walker (2)

10.6	Employment Agreement, dated May 17, 2010, by and between the Company and Claus Wagner (2)
10.7	Employment Agreement, dated May 17, 2010, by and between the Company and Rob Newson (2)
10.8	Employee Confidentiality Agreement, dated May 17, 2010, by and between the Company and Claus Wagner (2)
10.9	Employee Confidentiality Agreement, dated May 17, 2010, by and between the Company and Rob Newson (2)
21.1	List of Subsidiaries
31	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)           Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on October 4, 2000.
(2)           Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010.
(3)           Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Date: April 15, 2011	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claus Wagner Claus Wagner	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	April 15, 2011
/s/ Patrick McDonald Patrick McDonald	Director	April 15, 2011
Richard P. Dutkiewicz	Director

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

ABBM Group, Ltd LLP
Certified Public Accountants

19 Briar Hollow Lane, Suite 263
Houston, Texas 77027
(713) 552-9800
FAX (713) 552-9700
www.abbmgroup.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Of Motor Sport Country Club Holdings, Inc.

We have audited the accompanying balance sheet of Motor Sport Country Club Holdings, Inc., (a Nevada corporation and a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2010, and for the cumulative period from August 23, 2007 (inception) through December 31, 2010. Motor Sport Country Club Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motor Sport Country Club Holdings, Inc. (a development stage enterprise) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the each of the years in the two year period ended December 31, 2010, and for the cumulative period from August 23, 2007 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is not currently engaged in a business, has suffered losses from development stage activities to date approximating $827,000, has negative stockholders’ equity of approximately $447,000, and is reliant on loans from related parties to finance its development stage activities. All of these matters raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ABBM Group, Ltd LLP
ABBM Group, Ltd LLP

Houston, Texas
April 15, 2011

International Associate
UK 200 GROUP
Affiliated Offices in Principal Cities Around The World

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)
	Dec 31, 2010	Dec 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,737	$57,723

TOTAL ASSETS	32,737	57,723

CURRENT LIABILITIES
Short-term loans from related parties	$341,476	$-
Deferred compensation payable	138,250	-
Credit cards payable - American Express	-	-
Total current liabilities	479,726	-

STOCKHOLDERS' / MEMBER'S EQUITY
Common stock, $0.001 par value 75,000,000 shares authorized, 23,858,845 shares issued
and outstanding	23,859	-
Member's Equity	-	307,341
Additional paid-in capital	356,159	-
(Deficit) accumulated during the development stage	(827,007)	(249,618)

Total stockholders' equity	(446,989)	57,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,737	$57,723

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars, except share amounts)

	For the year ended December 31,		August 23, 2007 (INCEPTION)
	2010	2009	through Dec 31, 2010

OPERATING EXPENSES
Advertising and Promotion	$39,884	$24,891	137,867
Land option expense	-	-	15,000
Sales, general and administrative	37,095	6,721	80,633
Compensation and Professional Fees	500,438	48,131	600,048

OPERATING (LOSS)	(577,416)	(79,743)	(833,547)

(LOSS) FROM CONTINUING OPERATIONS	(577,416)	(79,743)	(833,547)

NON-OPERATING INCOME (EXPENSE)
Interest income (expense)	27	213	6,540

Net Income (Loss)	$(577,389)	$(79,530)	$(827,007)

BASIC LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,889,661	10,558,836

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year ended December 31,		August 23, 2007 (INCEPTION)
	2010	2009	through Dec 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(577,389)	$(79,530)	$(827,007)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities
Changes in current assets and liabilities:
Increase (decrease) in loans from related parties	341,476	-	341,476
Increase (decrease) in Deferred compensation payable	138,250		138,250
Cash used in operating activities of continuing operations	(97,663)	(79,530)	(347,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash investment by sole member prior to public merger on 5/17/10	72,677	111,705	380,018
Cash provided by financing activities	72,677	111,705	380,018

INCREASE (DECREASE) IN CASH:	(24,986)	32,175	32,737
CASH, at the beginning of the period	57,723	25,548	-

CASH, at the end of the period	$32,737	$57,723	$32,737

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)
						Deficit
			Victoria Industries, Inc.			Accumulated
					Additional	During the
	Motor Sport Country Club, LLC		Common Stock		Paid-in capital	Development
	Member Capital Contributions	Member Capital Distributions	Shares	Amount	Par Value	Stage	Total

Inception, August 23, 2007	$-	$-	-	$-	$-	$-	$-

Contributions	310,895						310,895

Distributions		(63,073)					(63,073)

Net loss for period						(76,805)	(76,805)
Balance - December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017

Contributions	125,960						125,960

Distributions		(178,146)					(178,146)

Net loss for the year						(93,283)	(93,283)
Balance - December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548

Contributions	418,316						418,316

Distributions		(306,611)					(306,611)

Net loss for the year						(79,530)	(79,530)
Balance - December 31, 2009	855,171	(547,830)	-	-	-	(249,618)	57,723

Contributions	181,256						181,256

Distributions		(20,386)					(20,386)

Net loss for period						(145,976)	(145,976)
Balance - March 31, 2010	1,036,427	(568,216)	-	-	-	(395,594)	72,617

Effect of reverse merger
with Victoria Industries,
Inc., the "legal" acquirer,
on May 17, 2010	(1,036,427)	568,216	23,858,845	23,859	356,159	145,976	57,783

Net loss for period						(577,389)	(577,389)
Balances - December 31, 2010	$-	$-	23,858,845	$23,859	$356,159	$(827,007)	$(446,989)

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Corporate History

The Company was incorporated in the state of Nevada on January 25, 2000 under the name “Rolltech, Inc.”  On October 9, 2003, the Company filed an amendment to its articles of incorporation changing its name from “Rolltech, Inc.” to “Victoria Industries, Inc.”  On May 17, 2010, the Company entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and the unitholders of MSCC (the “MSCC Unitholders”).  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”), representing 87.18% of our outstanding shares following the consummation of the transactions contemplated by the Exchange Agreement and the Purchase Agreement (as described below).  As a result of the transaction, MSCC became our wholly-owned subsidiary, with MSCC’s former unitholders acquiring a majority of the outstanding shares of our common stock.  On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by FINRA and took effect at the open of business on October 21, 2010.

Description of MSCC

As a result of the Exchange Agreement, the following is the corporate structure of the Company and its subsidiaries:

Victoria Industries, Inc. (a Nevada corporation)

Motor Sport Country Club, LLC (a Colorado LLC)

Overview

Our operations are run out of our wholly-owned subsidiary Motor Sport Country Club, LLC.  MSCC was incorporated in the State of Colorado on August 23, 2007 under the name Motor Sport Country Club, LLC. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan. MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport destination resort. Upon due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, the sole member of MSCC contracted to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. In March 2010, the land option, which was expired, was extended through December 2010. MSCC has obtained planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component. The extension of this land option expired as scheduled in December 2010 and has not been renewed at this time, as management believes that the option to purchase contract is no longer necessary due to the state of the real estate market.

Basis of Presentation- The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises. The financial statements have been presented in U.S. dollars, which is our functional currency.

Going concern – The Company is a development stage company. The ability of the Company to meet its obligations is dependent on being able to raise the necessary financing to continue with the development of the company. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management remains committed to funding the exploration of the development phase of the Company through financing from related parties as has occurred during the course of this year. To implement its business plan, Management is currently seeking additional sources of permanent equity and/or debt capital.

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

Concentration of Credit Risk

 As of December 31, 2010, the Company is not subject to significant concentrations of credit risk from financial instruments due to the absence of any significant financial assets.

 Allowances for Doubtful Accounts

Once it commences operation, the Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its members to make required payments. The amount recorded as an allowance for doubtful accounts in each period will be based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on member-specific as well as general considerations. If the financial condition of the Company’s members should deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be recorded. To the extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company will record a reversal of the provision in the period of such determination. As of December 31, 2010, no allowance for doubtful accounts was required due to the absence of any accounts receivable.

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

Revenue Recognition

Although the Company has not generated revenues to date, the Company anticipates the recognition of revenue from various sources. In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the expected various revenue streams of the Company:

•	Initiation fees and annual dues – the Company will record these fees in accordance with the terms of the Membership Agreement.

•	Non-member track rentals – Non-member track rental will be very limited, however will be available. The non-member rentals will pay a per diem fee for use of the country club facilities.

•
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

Advertising Costs

The Company expenses the costs associated with advertising and promotion as incurred. Advertising and promotion expense of $24,891 and $39,884 is included in the statements of operations for the years ended December 31, 2010 and 2009, respectively.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company as of December 31, 2010 and for the full year only operated in one segment.

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 31, 2011, the date the financial statements were issued.

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

NOTE 2 - SHORT TERM LOANS

Short-term loans as of December 31, 2010 in a total amount of $341,476 represent one non-interest bearing loan, not evidenced by a written document to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses. Notes payable to investors that the Company decided not to accept as investment totaling $95,000 were repaid to the investors during the fourth quarter.

NOTE 3 – FEDERAL INCOME TAX

Income Taxes

We follow FASB pronouncements governing Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Through the date of the merger on 5/17/10, MSCC was a sole member LLC, so all income for that period will be taxable to Claus Wagner, the sole member.

The provision for refundable income tax consists of the following:

Year Ended 12/31/10
Current operations allocated amount (5/17-12/31/10)	$(123,818)
Less, Nondeductible expenses	2,030
Less, Change in valuation allowance	121,788
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

Year Ended 12/31/10
Net operating loss carryover	703,389
Less, Valuation allowance	(703,389)
Net deferred tax asset	-

As of 12/31/10, we had a net operating loss carryover approximating $2,068,000, which will expire beginning in 2020. However, provisions of the Internal Revenue Code limit significantly that amount of that carryover that will be available , due to the change in control of the Company. There is no assurance that the Company will ever benefit from the net operating loss carryover.

NOTE 4 - RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control. Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties. Short-term loans from related parties as of December 31, 2010 total  $341,476 and represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.  Notes payable to investors that the Company decided not to accept as investment totaling $95,000  were repaid to the investors during the fourth quarter.

We have entered into an employment agreement with Claus Wagner effective at the closing of the Exchange Agreement.  The employment agreement has an initial term of five years from the date of execution and shall automatically renew for an additional 12 month term unless and until either party provides written notice of termination in accordance with the terms of the employment agreements.  The employment agreement requires each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Executive Officer. The employment agreements provide that Mr. Wagner will receive an annual salary of $225,000 per year with an automatic increase to $250,000 after the second anniversary of the date of their respective employment agreements.   In addition, Mr. Wagner is entitled to (a) be provided with an automobile and cell phone to be paid for by the Company, (b) receive a cash bonus in an amount determined by the board of directors and (c) receive additional shares of common stock of the Company if they meet or exceed certain mutually agreed upon performance goals. Finally, this employment agreement was amended on August 9, 2010 retroactively to June 1, 2010 such that all of Claus’ cash compensation is being deferred until such time as the Company receives adequate funding.

The employment agreement provides for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In the event that an executive’s employment is terminated by him for reasonable cause, we are obligated to pay such executive (i) an amount equal to twelve month’s of his base salary if terminated within one year of the date of the employment agreement, or (ii) an amount equal to twenty four months of his base salary, if terminated after the one year anniversary of the date of the agreement,.  Termination for cause means termination as a result of (v) the executive's conviction of a felony, any crime involving moral turpitude related to or the willful commission of any other act or omission involving dishonesty or fraud with respect to, an materially affecting the business affairs of, the Company (w) conduct tending to bring the Company into substantial public disgrace or disrepute the causes substantial and material injury to the business and operations of the Company, (x) substantial and repeated failure to perform duties of the office held by such executive as reasonably directed by the Board of Directors and such failure is not cured within 30 days written notice (y) gross negligence or willful misconduct with respect to the Company that causes substantial and material injury to the business and operations of the Company and (z) any material breach of the confidentiality agreement between the Company and the executive.  Reasonable Cause means (i) material breach of our obligations under the employment agreement and the Company’s failure to cure upon 30 days written notice, (ii) any decrease in the executive's salary during the term of the executive’s employment (except for decreases that are in conjunction with decreases in executive salaries generally) or (iii) any requirement by the Company that the executive relocate his residence more than 50 miles from the Company’s headquarters.  In addition, reasonable cause under Mr. Wagner’s agreement includes (i) any change in the Company’s chief executive officer or (ii) upon any change of control.

In connection with the employment agreement, Mr. Wagner entered into an employee confidentiality agreement which contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation – The Company has been the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company.

NOTE 6 – ISSUANCE OF SHARES

Prior to November 30, 2007, Victoria Industries, Inc. had been an operating company.  Effective November 30, 2007, Victoria disposed of its operations, and returned to the development stage.  Since returning to the development stage, Victoria, now renamed Motor Sport Country Club Holdings, Inc., has issued shares of its stock as follow:

			Price Per
Date	Description	Shares	Share	Amount

11/30/07	Balance of shares outstanding upon entry to development stage	10,558,836
05/17/10	Shares issued in reverse merger with Motor Sport Country Club, LLC	13,300,009	$.02857	$380,018
12/31/10	Cumulative Totals	23,858,845		$380,018

 NOTE 7 - SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date of the report of the independent auditors, which is the date the financial statements were available to be issued. Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.