Form 10-Q
period 2011-03-31
MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
filed 2011-05-23
CIK 1111118

1UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
     Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2011:

Common Stock, par value $0.001 per share; 23,858,845

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

FORM 10-Q

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)
	March 31, 2011 (UNAUDITED)	December 31, 2010 (AUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,118	$32,737
Total current assets	$14,118	$32,737

TOTAL ASSETS	14,118	32,737

CURRENT LIABILITIES
Short-term loans from related parties	$354,792	$341,476
Deferred compensation payable	197,500	138,250
Credit cards payable - American Express	342	-
Total current liabilities	552,634	479,726

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 75,000,000 shares authorized, 23,858,845 shares issued
and outstanding as of March 31, 2011 and December 31, 2010	23,859	23,859
Member's Equity	-	-
Additional paid-in capital	356,159	356,159
Accumulated (deficit)	(918,534)	(827,007)

Total stockholders' equity	(538,516)	(446,989)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,118	$32,737

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars, except share amounts)

	For the three months ended
	March 31, 2011 (UNAUDITED)	March 31, 2010 (UNAUDITED)	August 23, 2007 (INCEPTION) through March 31, 2011

OPERATING EXPENSES
Advertising and promotion	$-	$(5,618)	(137,867)
Land option expense	-	-	(15,000)
Sales, general and administrative	(3,932)	(3,271)	(84,564)
Compensation and professional fees	(87,595)	(137,114)	(687,643)

OPERATING LOSS	(91,527)	(146,003)	(925,074)

LOSS FROM CONTINUING OPERATIONS	(91,527)	(146,003)	(925,074)

NON-OPERATING INCOME (EXPENSE)
Interest income (expense)	-	27	6,540

Net Income (Loss)	$(91,527)	$(145,976)	$(918,534)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,858,845	10,558,836

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)

			Motor Sport Country Club Holdings, Inc.			Deficit
						Accumulated
	Motor Sport Country Club, LLC		Common Stock		Additional	During the
	Member Capital Contributions	Member Capital Distributions	Shares	Amount	Paid-in capital Par Value	Development Stage	Total

Inception, August 23, 2007	$-	$-	-	$-	$-	$-	$-

Contributions	310,895						310,895

Distributions		(63,073)					(63,073)

Net loss for period						(76,805)	(76,805)
Balance - December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017

Contributions	125,960						125,960

Distributions		(178,146)					(178,146)

Net loss for the year						(93,283)	(93,283)
Balance - December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548

Contributions	418,316						418,316

Distributions		(306,611)					(306,611)

Net loss for the year						(79,530)	(79,530)
Balance - December 31, 2009	855,171	(547,830)	-	-	-	(249,618)	57,723

Contributions	181,256						181,256

Distributions		(20,386)					(20,386)

Net loss for period						(145,976)	(145,976)
Balance - March 31, 2010	1,036,427	(568,216)	-	-	-	(395,534)	72,617

Effect of reverse merger
with Victoria Industries,
Inc., the "legal" acquirer,
on May 17, 2010	(1,036,427)	568,216	23,858,845	23,859	356,159	145,976	57,783

Net loss for period						(577,389)	(577,389)
Balances - December 31, 2010	-	-	23,858,845	23,859	356,159	(827,007)	(446,989)

Net loss for period						(91,527)	(91,527)
Balances - March 31, 2011	$-	$-	23,858,845	$23,859	$356,159	$(918,534)	$(538,516)

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the three months ended

	March 31, 2011 (UNAUDITED)	March 31, 2010 (UNAUDITED)	August 23, 2007 (INCEPTION) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(91,527)	$(145,976)	$(918,534)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities
Changes in current assets and liabilities:
Increase (decrease) in credit card balance	342		342
Increase (decrease) in loans from related parties	13,316	-	354,792
Increase (decrease) in Deferred compensation payable	59,250		197,500
Increase (decrease) in accounts payable and accrued expenses		812
Cash used in operating activities of continuing operations	(18,619)	(145,164)	(365,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash investment by sole member prior to public merger on 5/17/10	-	160,870	380,018
Cash provided by financing activities	-	160,870	380,018

INCREASE (DECREASE) IN CASH:	(18,619)	15,706	14,118
CASH, at the beginning of the period	32,737	57,723	-

CASH, at the end of the period	$14,118	$73,429	$14,118

The accompanying notes are an integral part of the consolidated financial statements

ITEM 1 - NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
The accompanying, unaudited, condensed financial statements are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of the Company for the periods and at the dates presented. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10_K for the year ended December 31, 2010 (“2010 Form 10-K Report”)

Company organization and history
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

The number of fulltime employees of the Company as at March 31, 2011 and December 31, 2010 amounted to 1 employee.

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

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

SHORT TERM LOANS

Short-term loans as of March 31, 2011 in a total amount of $354,792 represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.

RELATED PARTIES
Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

Short-term loans from related parties as of March 31, 2011 total $354,792 and represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.

SUBSEQUENT EVENTS

None

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

Recent Developments

Exchange Agreement

On May 17, 2010, Motor Sport Country Club Holdings, Inc.  (f/k/a Victoria Industries, Inc.) (the “Company”) entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and the unitholders of MSCC (the “MSCC Unitholders”).  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”).  As a result of the transaction, MSCC became our wholly-owned subsidiary, with MSCC’s former unitholders acquiring a majority of the outstanding shares of our common stock.

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

The number of fulltime employees of the Company as at March 31, 2011 and December 31, 2010 amounted to 1 employee.

MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport schemed destination resort. Upon due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, the sole member of MSCC contracted to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. In March 2010, the land option which was expired was extended through December 2010. This land option contract was not renewed in 2010, as management felt that the nature of the real estate market did not require continued maintenance of the land option contract to secure the land. MSCC has obtained full planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component.

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

Results of Operations

For the three month periods ended March 31, 2011 and 2010, the Company showed a net loss of $91,527 and $145,976, respectively. The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan, decreased compensation and professional fees and advertising and promotion expense.

Revenues

Revenues for the three months ended March 31, 2011 and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit

Gross Profit for the three months ended March 31, 2011 and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 were $91,527 and $146,003, respectively. Operating expenses for the three months ended March 31, 2011 consisted of wage and professional fees in the amount of $87,595 and general and administrative expenses in the amount of $3,932.  Operating expenses for the three months ended March 31, 2010 consisted of wage and professional fees in the amount of $137,114, general and administrative expenses in the amount of $3,271 and advertising and promotion expenses in the amount of $5,618.  The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan and decreased wage and professional fees and advertising and promotion.

Net Loss

Our net losses for the three month periods ended March 31, 2011 and 2010 amounted to $91,527 and  $145,976, respectively, reflecting our startup nature.

Liquidity and Capital Resources

At March 31, 2011, we had working capital deficit of approximately $538,516, which consisted of current assets of approximately $14,118  and current liabilities of $552,634.  We plan to continue to provide for our capital needs by loans from the Company’s majority shareholder as we pursue issuing debt or equity securities.

Net cash provided by operating activities

Net cash used in operating activities was $18,619 for the three months ended March 31, 2011 as compared to $145,164 for the three months ended March 31, 2010.  The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan and decreased wage and professional fees and advertising and promotion expenses.

Net cash provided by financing activities

Net cash provided in financing activities was $0 for the three months ended March 31, 2011 as compared to $160,870 for the three months ended March 31, 2010.  The decrease between the corresponding fiscal periods is primarily related to decreased financing provided by the Company’s majority shareholder.

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

To date, we have generated no revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated April 13, 2010, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer, concluded that our disclosure controls and procedures were effective.

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

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Dated: May 23, 2011	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer

12