Form 10-Q
period 2011-06-30
MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
filed 2011-08-18
CIK 1111118

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011:

Common Stock, par value $0.001 per share; 23,858,845

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

FORM 10-Q

MOTOR SPORTS COUNTRY HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)
	June 30, 2011 (UNAUDITED)	December 31, 2010 (AUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,316	$32,737
Total current assets	43,316	32,737

TOTAL ASSETS	43,316	32,737

CURRENT LIABILITIES
Accounts payable	$33,757	$-
Deferred compensation payable	256,750	138,250
Short-term loans from related parties	437,441	341,476
Credit cards payable - American Express	482	-
Total current liabilities	728,430	479,726

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 23,858,845 shares issued and outstanding as of June
30, 2011 and December 31, 2010	23,859	23,859
Member's Equity	-	-
Additional paid-in capital	356,159	356,159
Accumulated (deficit)	(1,065,132)	(827,007)

Total stockholders' equity	(685,114)	(446,989)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,316	$32,737

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORTS COUNTRY HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars, except share amounts)

	For the three months ended		For the six months ended
	June 30, 2011 (UNAUDITED)	June 30, 2010 (UNAUDITED)	June 30, 2011 (UNAUDITED)	June 30, 2010 (UNAUDITED)	August 23, 2007 (INCEPTION) through June 30, 2011

OPERATING EXPENSES
Advertising and Promotion	$-	$(32,022)	$-	$(38,189)	$(137,867)
Land option expense	-	-	-	-	(15,000)
Sales, general and administrative	(11,972)	(28,667)	(15,904)	(31,938)	(96,536)
Compensation and Professional Fees	(134,626)	(139,619)	(222,221)	(276,185)	(822,269)

OPERATING LOSS	(146,598)	(200,309)	(238,125)	(346,312)	(1,071,672)

NET LOSS FROM CONTINUING OPERATIONS	(146,598)	(200,309)	(238,125)	(346,312)	(1,071,672)

NON-OPERATING INCOME (EXPENSE)
Interest income (expense)	-	-	-	27	6,540

Net Income (Loss)	$(146,598)	$(200,309)	$(238,125)	$(346,285)	$(1,065,132)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,858,845	16,989,610	23,858,845	13,809,949

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)

			Motor Sport Country Club Holdings, Inc.

	Motor Sport Country Club, LLC		Common Stock		Additional Paid - in capital	Deficit Accumulated During the Development Stage
	Member Capital Contributions	Member Capital Distributions	Shares	Amount	Par Value		Total

Inception, August 23, 2007	$-	$-	-	$-	$-	$-	$-

Contributions	310,895						310,895

Distributions		(63,073)					(63,073)

Net loss for period						(76,805)	(76,805)
Balance - December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017

Contributions	125,960						125,960

Distributions		(178,146)					(178,146)

Net loss for the year						(93,283)	(93,283)
Balance - December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548

Contributions	418,316						418,316

Distributions		(306,611)					(306,611)

Net loss for the year						(79,530)	(79,530)
Balance - December 31, 2009	855,171	(547,830)	-	-	-	(249,618)	57,723

Contributions	181,256						181,256

Distributions		(20,386)					(20,386)

Net loss for period						(145,976)	(145,976)
Balance - March 31, 2010	1,036,427	(568,216)	-	-	-	(395,594)	72,617

Effect of reverse merger
with Victoria Industries,
Inc., the "legal" acquirer,
on May 17, 2010	(1,036,427)	568,216	23,858,845	23,859	356,159	145,976	57,783

Net loss for period						(577,389)	(577,389)
Balances - December 31, 2010	-	-	23,858,845	23,859	356,159	(827,007)	(446,989)

Net loss for period						(238,125)	(238,125)
Balances - June 30, 2011	$-	$-	23,858,845	$23,859	$356,159	$(1,065,132)	$(685,114)

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	For the six months ended

	June 30, 2011 (UNAUDITED)	June 30, 2010 (UNAUDITED)	August 23, 2007 (INCEPTION) through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(238,125)	$(346,285)	$(1,065,132)
Adjustments to reconcile net loss from continuing operations to net cash in operating activities
Changes in current assets and liabilities:
Contributed capital by former majority shareholder in debt forgiveness		101,746
Increase (decrease) in credit card balance	482		482
Increase (decrease) in loans from related parties	95,965	-	437,441
Increase (decrease) in Deferred compensation payable	118,500		256,750
Increase (decrease) in accounts payable and accrued expenses	33,757	106,063	33,757
Cash used in operating activities of continuing operations	10,579	(138,476)	(336,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash investment by sole member prior to public merger on 5/17/10	-	225,400	380,018
Cash provided by financing activities	-	225,400	380,018

INCREASE (DECREASE) IN CASH:	10,579	86,924	43,316
CASH, at the beginning of the period	32,737	-	-

CASH, at the end of the period	$43,317	$86,924	$43,316

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

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of the Company for the periods and at the dates presented. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K Report”).

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

The number of fulltime employees of the Company as at June 30, 2011 and December 31, 2010 amounted to 1 employee.

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

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

The provision for refundable income tax consists of the following:

	Six Months Ended 6/30/11

Current operations		$(80,963)
Less, Nondeductible expenses		-
Less, Change in valuation allowance		80,963

Net refundable amount		-
	$

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Six Months Ended 6/30/11
Deffered tax asset attributable to:
Net operating loss carry over	(784,352)
Less, Valuation allowance	784,352
Net deferred tax asset.	-

As of 6/30/11, we had a net operating loss carryover approximating $2,306,915, which will expire beginning in 2020. However, provisions of the Internal Revenue Code limit significantly that amount of that carryover that will be available, due to the change in control of the Company. There is no assurance that the Company will ever benefit from the net operating loss carryover.

SHORT TERM LOANS

Short-term loans as of June 30, 2011 in a total amount of $437,441 represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.

RELATED PARTIES
Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

Short-term loans from related parties as of June 30, 2011 total $437,441 and represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.

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

Recent Developments

License Agreement with Perpetual Industries, Inc.

On July 31, 2011, the Company entered into an exclusive master license agreement for the XYO Technology within the automotive industry (the “Agreement”) with Perpetual Industries, Inc., a Nevada corporation (“Perpetual”) pursuant to which the Company will have the exclusive rights in and to technology for the manufacture and use of certain products which utilize an automatic balancing systems suitable in the balancing and stabilization of rotating systems (“XYO Technology”) in the automotive industry and (ii) rights with respect to the marketing, use, distribution and sublicense of such products utilizing the XYO Technology, including the XYO Racing Brand, in the automotive industry. The License Agreement shall have an initial term ending on July 31, 2021, unless terminated by either party for cause.  In consideration for the grant of the exclusive license, the Company agreed to provide Perpetual with the following (i) a non-refundable cash fee of $500,000, contingent upon the Company raising at least $1,000,000 through offerings of its equity and/or debt securities after the date of the Agreement, (ii) 10,000,000 shares of the Company’s common stock and (iii) royalties on the sale of any products which utilize the XYO Technology in accordance with the following schedule:

	Greater of:
Due July 31 of:	% Royalty	Minimum Royalty
2012	5	$25,000
2013	5	$50,000
2014	10	$60,000
2015	10	$70,000
2016	10	$80,000
2017	15	$90,000
2018	15	$100,000
2019	15	$110,000
2020	20	$120,000
2021	20	$130,000

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

The number of fulltime employees of the Company as at June 30, 2011 and December 31, 2010 amounted to 1 employee.

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

●
Initiation fees and annual dues – Rather than having to wait for a track event being organized by a car club, track time will be available to be booked online or via a call to the track concierge. Members will essentially have unlimited track time.

●	Non-member track rentals – Non-member track rental will be available but will be very limited.

●	Garage rental and sales – A number of members will have dedicated track cars that they will opt to leave at the club. Many race teams need to rent garage space to service their cars and for storage.

●	Residence rentals and sales – Members and their guests will likely stay at the resort for several days. A residence club is planned to accommodate their needs.

●	Other sources – Revenue will include sales generated by the driving school, service garage, pro shop, restaurants, and lodging.

●	Land sales – The Company has planned more than 1,000 acres designated for home sites, and an exclusive residential community.

●	Events – The Company anticipates that the club will bring in a major series event, as well as automobile manufacturers having launch events.

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

Results of Operations

For the three month periods ended June 30 , 2011 and 2010, the Company showed a net loss of $146,598 and $200,309, respectively. The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan, decreased sales, general and administrative expenses and advertising and promotion expense.

Revenues

Revenues for the three months ended June 30, 2011 and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit

Gross Profit for the three months ended June 30, 2011 and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 and 2010 were $146,598 and $200,309, respectively. Operating expenses for the three months ended June 30, 2011 consisted of wage and professional fees in the amount of $134,626 and general and administrative expenses in the amount of $11,972.  Operating expenses for the three months ended June 30, 2010 consisted of wage and professional fees in the amount of $139,619, general and administrative expenses in the amount of $28,667 and advertising and promotion expenses in the amount of $32,022.  The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan and decreased sales, general and administrative expense and advertising and promotion.

Net Loss

Our net losses for the three month periods ended June 30, 2011 and 2010 amounted to $146,598 and  $200,309, respectively, reflecting our startup nature.

Liquidity and Capital Resources

At June 30, 2011, we had working capital deficit of approximately $685,114, which consisted of current assets of approximately $43,316  and current liabilities of $728,430.  We plan to continue to provide for our capital needs by loans from the Company’s majority shareholder as we pursue issuing debt or equity securities.

Net cash provided by operating activities

Net cash generated  in operating activities was $10,579 for the six months ended June 30, 2011 as compared to cash used in operating activities of $138,476 for the six months ended June 30, 2010.  The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan and decreased sales, general and administrative expenses and advertising and promotion expenses.

Net cash provided by financing activities

Net cash provided in financing activities was $0 for the six months ended June 30, 2011 as compared to $225,400 for the six months ended June 30, 2010.  The decrease between the corresponding fiscal periods is primarily related to decreased financing provided by the Company’s majority shareholder.

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

To date, we have generated no revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated April 13, 2011, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.     We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended June 30, 2011 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and, as such, are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

Reserved.

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

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Dated: August 18, 2011	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)