Form 10-Q/A
period 2011-06-30
MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
filed 2011-09-15
CIK 1111118

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

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Dated: August _30_, 2011	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)