Form 10-Q/A
period 2011-09-30
Motor Sport Country Club Holdings Inc
filed 2011-11-30
CIK 1111118

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

     Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2011:

Common Stock, par value $0.001 per share; 23,858,845

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

FORM 10-Q

MOTOR SPORTS COUNTRY HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	September 30, 2011 (UNAUDITED)	December 31, 2010 (AUDITED)
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$ 35,600	$ 32,737
Total current assets	35,600	32,737
TOTAL ASSETS	35,600	32,737
CURRENT LIABILITIES		
Accounts payable	$ 12,550	$ -
Deferred compensation payable	316,000	138,250
Short-term loans from related parties	457,575	341,476
Credit cards payable - American Express	-	-
Total current liabilities	786,125	479,726
STOCKHOLDERS' EQUITY		
Common stock, $0.001 par value, 23,858,845 shares issued and outstanding as of September 30, 2011 and December 31, 2010	23,859	23,859
Member's Equity	-	-
Additional paid-in capital	356,159	356,159
(Deficit) accumulated during development stage	(1,130,543)	(827,007)
Total stockholders' equity	(750,525)	(446,989)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 35,600	$ 32,737

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORTS COUNTRY HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars, except share amounts)

	For the three months ended		For the nine months ended		
	September 30, 2011 (UNAUDITED)	September 30, 2010 (UNAUDITED)	September 30, 2011 (UNAUDITED)	September 30, 2010 (UNAUDITED)	August 23, 2007 (INCEPTION) through September 30, 2011
OPERATING EXPENSES					
Advertising and Promotion	$ -	$ (1,420)	$ -	$ (39,609)	$ (137,867)
Land option expense	-	-	-	-	(15,000)
Sales, general and administrative	(3,733)	(3,290)	(19,637)	(35,227)	(100,269)
Compensation and Professional Fees	(61,678)	(122,767)	(283,899)	(398,951)	(883,947)
OPERATING LOSS	(65,411)	(127,476)	(303,536)	(473,788)	(1,137,083)
LOSS FROM CONTINUING OPERATIONS	(65,411)	(127,476)	(303,536)	(473,788)	(1,137,083)
NON-OPERATING INCOME (EXPENSE)					
Interest income (expense)	-	-	-	27	6,540
Net Income (Loss)	$ (65,411)	$ (127,476)	$ (303,536)	$ (473,761)	$ (1,130,543)
BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)	
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,858,845	23,858,845	23,858,845	17,208,841	

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)

	Motor Sport Country Club, LLC		Common Stock		Additional Paid - in capital	Deficit Accumulated During the Development Stage	
	Motor Sport Country Club Holdings, Inc.						
	Member Capital Contributions	Member Capital Distributions	Shares	Amount	Par Value		Total
Inception, August 23, 2007	$ -	$ -	-	$ -	$ -	$ -	$ -
Contributions	310,895						310,895
Distributions		(63,073)					(63,073)
Net loss for period						(76,805)	(76,805)
Balance - December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017
Contributions	125,960						125,960
Distributions		(178,146)					(178,146)
Net loss for the year						(93,283)	(93,283)
Balance - December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548
Contributions	418,316						418,316
Distributions		(306,611)					(306,611)
Net loss for the year						(78,530)	(78,530)
Balance - December 31, 2009	855,171	(547,830)	-	-	-	(248,618)	57,723
Contributions	181,256						181,256
Distributions		(20,386)					(20,386)
Net loss for period						(145,876)	(145,876)
Balance - March 31, 2010	1,036,427	(568,216)	-	-	-	(395,594)	72,617
Effect of reverse merger with Victoria Industries, Inc., the "legal" acquirer, on May 17, 2010	(1,036,427)	568,216	23,858,845	23,859	356,159	145,876	57,703
Net loss for period						(577,388)	(577,388)
Balances - December 31, 2010	-	-	23,858,845	23,859	356,159	(827,007)	(446,989)
Net loss for period						(303,536)	(303,536)
Balances - September 30, 2011	$ -	$ -	23,858,845	$ 23,859	$ 356,159	$ (1,130,543)	$ (750,525)

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

License Agreement with Perpetual Industries, Inc.

On July 31, 2011, the Company entered into an exclusive master license agreement for XYO Technology within the automotive industry (the “Agreement”) with Perpetual Industries Inc., a Nevada corporation (“Perpetual”) pursuant to which the Company will have exclusive rights in and to technology for the manufacture and use of certain products which utilize an automatic balancing system suitable in the balancing and stabilization of rotating systems (“XYO Technology”) in the automotive industry and (ii) rights with respect to the marketing, use, distribution and sublicense of such products utilizing the XYO Technology, including the XYO Racing Brand, in the automotive industry. The License Agreement shall have an initial term ending on July 31, 2021, unless terminated by either party for cause. In consideration for the grant of the exclusive license, the Company agreed to provide Perpetual with the following (i) a non-refundable cash fee of $500,000, contingent upon the Company raising at least $1,000,000 through offerings of its equity and/or debt securities after the date of the Agreement, (ii) 10,000,000 shares of the Company’s common stock and (iii) royalties on the sale of any products which utilize the XYO Technology in accordance with the following schedule:

The number of fulltime employees of the Company as at September 30, 2011 and December 31, 2010 amounted to 1 employee.

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

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (CONT.)

The provision for refundable income tax consists of the following:

As of 9/30/11, we had a net operating loss carryover approximating $2,451,000, which will expire beginning in 2020. However, provisions of the Internal Revenue Code limit significantly that amount of that carryover that will be available, due to the change in control of the Company. There is no assurance that the Company will ever benefit from the net operating loss carryover.

SHORT TERM LOANS

Short-term loans as of September 30, 2011 in a total amount of $457,575 represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.

RELATED PARTIES

Related parties include shareholders, affiliates and entities under common ownership, over which the Company has the ability to exercise a significant influence and/or control.

Transactions with related parties are performed on terms that may differ from those that would be available to unrelated parties.

Short-term loans from related parties as of September 30, 2011 total $457,575 and represent one non-interest bearing note payable to Claus Wagner, the Company’s majority shareholder in order to finance certain administrative expenses.

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

Recent Developments

License Agreement with Perpetual Industries, Inc.

On July 31, 2011, the Company entered into an exclusive master license agreement for XYO Technology within the automotive industry (the “Agreement”) with Perpetual Industries Inc., a Nevada corporation (“Perpetual”) pursuant to which the Company will have exclusive rights in and to technology for the manufacture and use of certain products which utilize an automatic balancing system suitable in the balancing and stabilization of rotating systems (“XYO Technology”) in the automotive industry and (ii) rights with respect to the marketing, use, distribution and sublicense of such products utilizing the XYO Technology, including the XYO Racing Brand, in the automotive industry. The License Agreement shall have an initial term ending on July 31, 2021, unless terminated by either party for cause. In consideration for the grant of the exclusive license, the Company agreed to provide Perpetual with the following (i) a non-refundable cash fee of $500,000, contingent upon the Company raising at least $1,000,000 through offerings of its equity and/or debt securities after the date of the Agreement, (ii) 10,000,000 shares of the Company’s common stock and (iii) royalties on the sale of any products which utilize the XYO Technology in accordance with the following schedule:

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

The number of fulltime employees of the Company as at September 30, 2011 and December 31, 2010 amounted to 1 employee.

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

Results of Operations

For the three month periods ended September30 , 2011 and 2010, the Company showed a net loss of $65,411 and $127,476, respectively. The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan, decreased sales, general and administrative expenses and advertising and promotion expense.

Revenues

Revenues for the three months ended September 30, 2011 and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

Gross Profit

Gross Profit for the three months ended September 30, 2011 and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 and 2010 were $65,411 and $127,476, respectively. Operating expenses for the three months ended September 30, 2011 consisted of wage and professional fees in the amount of $61,678 and general and administrative expenses in the amount of $3,733.  Operating expenses for the three months ended September 30, 2010 consisted of wage and professional fees in the amount of $122,767, general and administrative expenses in the amount of $3,290 and advertising and promotion expenses in the amount of $1,420.  The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan and decreased sales, general and administrative expense and advertising and promotion.

Net Loss

Our net losses for the three month periods ended September 30, 2011 and 2010 amounted to $65,411 and  $127,476, respectively, reflecting our startup nature.

Liquidity and Capital Resources

At September 30, 2011, we had working capital deficit of approximately $750,525, which consisted of current assets of approximately $35,600and current liabilities of $786,125.  We plan to continue to provide for our capital needs by loans from the Company’s majority shareholder as we pursue issuing debt or equity securities.

Net cash provided by operating activities

Net cash generated in operating activities was $2,863 for the nine months ended September 30, 2011 as compared to cash used in operating activities of $171,365 for the nine months ended September 30, 2010.  The decrease between the corresponding fiscal periods is primarily related to more focused activity in exploration of the business plan and decreased sales, general and administrative expenses and advertising and promotion expenses.

.

Net cash provided by financing activities

Net cash provided in financing activities was $0 for the nine months ended September 30, 2011 as compared to $225,400 for the nine months ended September 30, 2010.  The decrease between the corresponding fiscal periods is primarily related to decreased financing provided by the Company’s majority shareholder.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

 ITEM 3. QUANTITATIVEAND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal control over financial reporting

During the quarter ended September 30, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number	Description
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer and Principal Financial Officer..

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Dated: November 14, 2011	By:	/s/Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Claus Wagner, certify that:

  I have reviewed this Form 10-Q of Motor Sport Country Club Holdings, Inc.;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: November 14, 2011

/s/Claus Wagner
Claus Wagner
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Motor Sport Country Club Holdings, Inc. (the “Company”) for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Claus Wagner, the Chief Executive Officer of the Company, do hereby certify pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2011
/s/Claus Wagner
Claus Wagner
Chief Executive Officer(Principal Executive Officer and Principal Financial Officer)