Form 10-K/A
period 2012-06-30
Motor Sport Country Club Holdings Inc
filed 2012-08-14
CIK 1111118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

or ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31683

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $171,061 computed by reference to the closing price of the common stock on June 30, 2010.  For purposes of the above statement only, all directors, executive officers and 5% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 13, 2011 the registrant had 25,358,935 shares of common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

    Motor Sport Country Club Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2011, to amend and restate financial statements and other financial information for 2010.  This Amendment reflects corrections to timing errors in our accounting for expenses associated with non-cash stock issuances and accounts payable and restates in its entirety Items 7, 8 and 9A of Part II and Item 11 of Part III.  Item 10 of Part III is restated in its entirety to reflect corrections relating to committees of the Company’s board of directors and compliance by the Company’s officers and directors with Section 16(a) of the Securities Exchange Act of 1934, as amended.  In addition, Item 15 of Part IV of the original Form 10-K Filing has been amended and restated to correct the exhibits listed and to include as exhibits new certifications by our principal executive officer in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

    Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the corrections discussed above and other corrections. Accordingly, this Amendment should be read in conjunction with the original Form 10-K Filing and the Company’s other filings with the SEC.

PART II

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Annual Report on Form 10-K. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Recent Developments

    On May 17, 2010, the Company entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and Claus Wagner, our Chief Executive Officer and then sole unitholder of MSCC.  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”), representing 87.18% of our outstanding shares following the consummation of the transactions contemplated by the Exchange Agreement.  As a result of the transaction, MSCC became our wholly-owned subsidiary, with Mr. Wagner acquiring a majority of the outstanding shares of our common stock.

    On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by the Financial Industry Regulatory Authority and took effect at the open of business on October 21, 2010.

Overview

    MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, entry into a contract to purchase land (which has since terminated) and the development of our business plan. MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport destination resort. Upon completion of due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, Claus Wagner, who would become the original sole member of MSCC, entered into an agreement to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. As the contemplated transaction had not yet closed, in March 2010, the agreement was extended through December 2010. MSCC obtained planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component. The extension of this agreement expired as scheduled in December 2010 and has not been renewed at this time, as management believes that the contract is no longer in the Company’s best interest due to the state of the real estate market.

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

    MSCC executed membership agreements with approximately 30 individuals, and had a few of them canceled due to the financial crisis. In addition, the members that paid their Initiation Fees had these fees deposited in UMB Bank, the escrow agent (“Escrow Agent”). The Escrow Agent was to hold all funds until MSCC has achieved financial commitments of $5,000,000. If the financial commitment had not been achieved on or before December 1, 2010, the prospective members’ deposits were to be returned and there would be no further obligation between MSCC and the prospective members. The escrow agreement expired as scheduled on December 1, 2010 and the escrowed funds were returned to the depositors.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

    Revenues for the years ended December 31, 2010 and 2009 were $0 and $0, respectively, reflecting our startup nature.

Gross Profit

    Gross profit for the years ended December 31, 2010 and 2009 were $0 and $0, respectively, reflecting our startup nature.

Operating Expenses

    Operating expenses for the years ended December 31, 2010 and 2009 were $778,248 and $79,743, respectively.   Operating expenses for the fiscal year ended December 31, 2010 primarily consisted of compensation and professional fees in the amount of $518,331, sales, general and administrative expenses in the amount of $40,033, advertising and promotion expenses of $39,884, and stock-based compensation of $180,000.  Operating expenses for the fiscal year ended December 31, 2009 primarily consisted of compensation and professional fees in the amount of $48,131, sales, general and administrative expenses in the amount of $6,721 and advertising and promotion expenses of $24,891.   The increase between the corresponding fiscal periods is primarily related to increased operating expenses associated with the Company continuing to develop its business plan.

Net Loss

    Our net loss for the years ended December 31, 2010 and 2009 amounted to $778,220 and $79,530, respectively, reflecting our startup nature.

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

    For the next 12 months, we expect to pursue the implementation of our business plan, the building of our race track and the development and marketing of the resort and membership in our club. Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We cannot assure that continued funding will be available.

    Our future financial results will depend primarily on our ability to (1) fully implement our business plan, (2) develop our race track and resort (3) generate revenue from membership interests and (4) develop our brand awareness. We cannot assure that we will be successful in any of these activities.

Liquidity and Capital Resources

    At December 31, 2010, we had a working capital deficit of approximately $467,820, which consisted of current assets of approximately $32,737 and current liabilities of $500,557.  We plan to continue to provide for our capital needs by borrowing from our principal shareholder or by issuing debt or equity securities.

Net cash used in operating activities

    Net cash used in operating activities was $97,663 for the fiscal year ended December 31, 2010 as compared to $79,530 for the fiscal year ended December 31, 2009. The increase between the corresponding fiscal periods is primarily related to the increased expenditures in 2010 relating to development of the Company’s business plan.

Net cash provided by financing activities

    Net cash provided by financing activities was $72,677 for the fiscal year ended December 31, 2010 as compared to $111,705 for the fiscal year ended December 31, 2009. The decrease between the corresponding fiscal periods is primarily related to additional financing provided by Motor Sports Country Club, LLC’s sole member prior to the consummation of the exchange agreement on May 17, 2010.

    We will require additional financing in order to complete our stated plan of operations for the next 12 months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

    To date, we have generated no revenues and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated April 15, 2011 and May 24, 2012 that we have sustained operating losses and raised substantial doubt about our ability to continue as a going concern.

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

    The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page 13 of this Annual Report on Form 10-K.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer, who also serves as our principal financial officer, to allow timely decisions regarding required disclosure.

    We carried out an evaluation under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report.  Based on our evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to their failure to adequately address a significant deficiency in our internal controls over financial reporting.  The deficiency occurred when our Chief Executive Officer, the Company’s sole officer and employee, failed to provide certain invoices from vendors with charges that he disputed to the Company’s accountant, leaving estimated liabilities for those invoices unrecorded in the Company’s books.  An additional issue arose when, due to conflicting understandings of our Chief Executive Officer and the Company’s accountant, the expense associated with shares of Company stock issued to a former (now deceased) Company officer was not recorded when the shares were issued.  The Company’s disclosure controls and procedures failed to detect errors in disclosure arising from these unrecorded items and information included in the affected financial statements was thus incorrect.

    Our Chief Executive Officer has corrected the weakness in the disclosure controls and procedures and will provide the Company’s accountant with all invoices and information regarding stock issuances so that it can identify and record such transactions accordingly and ensure adequate and accurate disclosure of material information.  Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing improvements as necessary.

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on his evaluation, and due to the issues discussed above in “Evaluation of Disclosure Controls and Procedures”, our Chief Executive Officer concluded that our internal control over financial reporting was not effective as of December 31, 2010.  As discussed above, our Chief Executive Officer has addressed these issues and taken steps to prevent any future problems.

Changes in Internal Control over Financial Reporting

Except for changes occurring as a result of the remedial steps taken by our Chief Executive Officer described above, no changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The names, ages and positions of our directors and executive officer as of March 31, 2011, are as follows:

Name	Age	Position

Claus H Wagner	49	Chairman of the Board of Directors and Chief Executive Officer
Patrick McDonald	53	Director
Richard P. Dutkiewicz	54	Director

    The Company’s bylaws provide that directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are to be elected by the Board of Directors (subject to the terms of any employment agreement) to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.  Each of our directors has served in that capacity, and Mr. Wagner has served as an officer, since 2010.

Background of Executive Officers and Directors

Claus H. Wagner -   Since 2010, Mr. Wagner has been a director and Chief Executive Officer of the Company.  Since 2007, Mr. Wagner has been Chief Executive Officer of MSCC, of which he was also the founder.  Mr. Wagner has also been a consultant to various financial institutions on currency derivative risk management issues since 2001.  From 1984 to 2000, Mr. Wagner held various senior positions in New York, Tokyo, London and Frankfurt for various financial institutions, including Dresdner Kleinworth Benson & Waterstein, Deutsche Bank AG and Citibank.  Mr. Wagner’s close affiliation with the Company as its Chief Executive Officer and extensive financial background make him an important component of the Board of Directors.

Patrick R. McDonald -  Since 2004, Mr. McDonald has served as Chief Executive Officer, President and Director of Nytis Exploration Company, an oil and gas exploration company.   From 1998 to 2003, Mr. McDonald served as President, Chief Executive Officer and Director of Carbon Energy Corporation, an oil and gas exploration and production company. From 1987 to 1997 Mr. McDonald served as Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing, and marketing company. Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East. He is a Certified Petroleum Geologist and is a member of the American Association of Petroleum Geologists. Mr. McDonald received a bachelor of science degree in geology and economics from Ohio Wesleyan University and an MBA in finance from New York University. Since 2004, Mr. McDonald has served as a director of Forest Oil Corp., a natural gas exploration company (NYSE: FST).  The Company believes that Mr. McDonald’s extensive executive experience and professional network are valuable qualifications for service on the Board of Directors.

Richard P. Dutkiewicz -  Since April 2010, Mr. Dutkiewicz has been executive vice president and chief financial officer of Real Mex Restaurants, Inc., a full service, casual dining Mexican restaurant company.  From October 2003 until April 2010, Mr. Dutkiewicz was chief financial officer of Einstein Noah Restaurant Group, a franchising company (NASDAQ: BAGL). From May 2003 to October 2003, Mr. Dutkiewicz was Vice President-Information Technology of Sirenza Microdevices, Inc. In May 2003, Sirenza Microdevices, Inc. acquired Vari-L Company, Inc. From January 2001 to May 2003, Mr. Dutkiewicz was Vice President-Finance, and Chief Financial Officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado. Mr. Dutkiewicz's previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz began his career as an Audit Manager at KPMG LLP. Mr. Dutkiewicz received a B.B.A. degree from Loyola University of Chicago. Since February 2010, Mr. Dutkiewicz has served as a director of Fifth Street Finance Corp., a specialty finance company (NYSE: FSC).  The Company believes that Mr. Dutkiewicz’s financial acumen, executive experience and professional network make him a valuable member of the Board of Directors.

Family Relationships

None.

Committees

    Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive officer, by reviewing materials provided to them and by participating at meetings of the board.

    Our board of directors has no separate committees and it acts as the audit committee at this time.

Code of Ethics

    We have adopted a formal Code of Ethics applicable to our Chief Executive Officer and, should we eventually fill those positions, Chief Financial Officer and Chief Accounting Officer.  Our Code of Ethics was filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2009.  The Company will provide a copy of our code of ethics to any person without charge, upon written request to the Company at 11100 W. 8th Avenue, Suite 200, Lakewood, CO 80215, Attn: Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2011, our officer and directors did not make any filings under Section 16(a) of the Securities Exchange Act of 1934.

Director Compensation

    None of our directors were compensated during the fiscal year ended December 31, 2010.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

    The table below sets forth, for the last two fiscal years, the compensation earned by our sole executive officer, who served as our principal executive officer during the last fiscal year (the “Named Executive Officer”). It also sets forth the compensation of Rob Newson, who served briefly as our Chief Operating Officer before he died in June of 2010.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Total ($)
Claus Wagner	2010	$138,250	*	$0	$138,250
Chief Executive Officer	2009	$0		$0	$0

Rob Newson,	2010	$0		$90,000	$90,000
Chief Operating Officer (deceased)	2009	$0		$0	$0

    *Prorated for a partial year.  Per the amendment to the employment agreement dated August 9, 2010 with Claus Wagner, all of his 2010 salary has been recorded as deferred compensation and will continue to be deferred compensation until such time as the Company secures additional funding.

Outstanding Equity Awards at Fiscal Year-End

    There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officer as of December 31, 2010.

Employment Agreements

    We have entered into an employment agreement with Claus Wagner effective at the closing of the Exchange Agreement.  The employment agreement has an initial term of five years from the date of execution and shall automatically renew for an additional 12 month term unless and until either party provides written notice of termination in accordance with the terms of the employment agreement.  The employment agreement requires the executives to devote all of his time and attention during normal business hours to our business. The employment agreement provides that Mr. Wagner will receive an annual salary of $225,000 per year with an automatic increase to $250,000 after the second anniversary of the date of the employment agreement.   In addition, Mr. Wagner is entitled to (a) be provided with an automobile and cell phone to be paid for by the Company, (b) receive a cash bonus in an amount determined by the board of directors and (c) receive additional shares of common stock of the Company if they meet or exceed certain mutually agreed upon performance goals. Finally, this employment agreement was amended on August 9, 2010 retroactively to June 1, 2010 such that all of Mr. Wagner’s cash compensation is being deferred until such time as the Company receives adequate funding.

    The employment agreement provides for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In the event that the executive’s employment is terminated by him for reasonable cause, we are obligated to pay the executive (i) an amount equal to 12 months of his base salary if terminated within one year of the date of the employment agreement, or (ii) an amount equal to 24 months of his base salary, if terminated after the one year anniversary of the date of the agreement.  Termination for cause means termination as a result of (v) the executive's conviction of a felony, any crime involving moral turpitude related to or the willful commission of any other act or omission involving dishonesty or fraud with respect to, an materially affecting the business affairs of, the Company (w) conduct tending to bring the Company into substantial public disgrace or disrepute the causes substantial and material injury to the business and operations of the Company, (x) substantial and repeated failure to perform duties of the office held by such executive as reasonably directed by the Board of Directors and such failure is not cured within 30 days written notice (y) gross negligence or willful misconduct with respect to the Company that causes substantial and material injury to the business and operations of the Company and (z) any material breach of the confidentiality agreement between the Company and the executive.  Reasonable Cause means (i) material breach of our obligations under the employment agreement and the Company’s failure to cure upon 30 days written notice, (ii) a material reduction in the scope of the Executive’s title or duties without his consent or (iii) any requirement by the Company that the executive relocate his residence more than 50 miles from the Company’s headquarters.

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

    In May 2010 we entered into an employment agreement with Robert Newson to be the Company’s President and Chief Operating Officer.  The employment agreement had an initial term of five years from the date of execution and would have automatically renewed for an additional 12 month term unless and until either party provided written notice of termination in accordance with the terms of the employment agreement.  The employment agreement required Mr. Newson to devote all of his time and attention during normal business hours to our business as our President and Chief Operating Officer. The employment agreement provided that Mr. Newson would receive a sign on bonus of 1,500,000 shares of Company common stock, an annual salary of $225,000 per year with an automatic increase to $250,000 after the second anniversary of the date of the employment agreement.   In addition, Mr. Newson was entitled to (a) be provided with an automobile and cell phone to be paid for by the Company, (b) receive a cash bonus in an amount determined by the board of directors and (c) receive additional shares of common stock of the Company if they meet or exceed certain mutually agreed upon performance goals.

    The employment agreement provided for termination of the executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In June of 2010, Mr. Newson died.  Subsequent to his death, effective December 16, 2010, the Company issued the 1,500,000 shares to which Mr. Newson was entitled, valued at $180,000 ($0.12 per share, the quoted market value on the date of issuance), to Mr. Newson’s widow.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    (a)  The following documents are filed as part of this Annual Report on Form 10-K.

    1.  Financial statements: see Part II, Item 8, which is incorporated herein by reference.

    2.  Financial statement schedules: none required or applicable.

    3.  Exhibits: as described in the following index:

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, dated May 17, 2010, by and between Victoria Industries, Inc., Motor Sport Country Club, LLC and the unitholder of Motor Sport Country Club (1)
3.1	Articles of Incorporation (1)
3.2	Articles of Merger changing the Company’s name to Motor Sport Country Club Holdings, Inc. (3)
3.3	By-laws (1)
10.1	Form of Membership Agreement (2)
10.2
Stock Escrow Agreement and Agreement to Cancel Shares, dated April 9, 2010 by and among Thor United Corporation, Berkshire International Finance, Inc., Victoria Industries, Inc., Motor Sport Country Club LLC and Jody M. Walker (2)

10.3	Employment Agreement, dated May 17, 2010, by and between the Company and Claus Wagner (2)
10.4	Amendment to Employment Agreement, dated August 9, 2010 by and between the Company and Claus Wagner
10.5	Employment Agreement, dated May 17, 2010, by and between the Company and Rob Newson (2)
10.6	Employee Confidentiality Agreement, dated May 17, 2010, by and between the Company and Claus Wagner (2)
10.7	Employee Confidentiality Agreement, dated May 17, 2010, by and between the Company and Rob Newson (2)
21.1	List of Subsidiaries
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the Securities and Exchange Commission on October 4, 2000.
(2)           Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2010.
(3)           Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010.

(b)  See (a)(3) above.

(c)  See (a)(2) above.

SIGNATURE

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Claus Wagner
Name: Claus Wagner
Title: Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC.

ABBM Group, Ltd LLP
Certified Public Accountants

9575 Katy Freeway, Suite 370
Houston, Texas 77024
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is not currently engaged in a business, has suffered losses from development stage activities to date approximating $1,027,000, has negative stockholders’ equity of approximately $468,000, and is reliant on loans from related parties to finance its development stage activities. All of these matters raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the 2010 financial statements have been restated to correct errors in accounting for expenses associated with stock based compensation and accounts payable.

/s/ ABBM Group, Ltd LLP
ABBM Group, Ltd LLP

Houston, Texas
April 15, 2011, except for the restatements to year 2010 financial statements discussed in Note 2, as to which the date is May 24, 2012

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Expressed in US Dollars)

	December 31,
	2010	2009
	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,737	$57,723
TOTAL ASSETS	$32,737	$57,723

CURRENT LIABILITIES
Accounts payable	$20,831
Short-term loans from related parties	341,476	$-
Deferred compensation payable	138,250	-
Credit cards payable - American Express	-	-
Total current liabilities	500,557	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 75,000,000 shares authorized,
shares authorized, 25,358,935 shares issued and outstanding	25,359	-
Member's equity	-	307,341
Additional paid-in capital	534,659	-
Accumulated (deficit)	(1,027,838)	(249,618)
Total stockholders' equity	(467,820)	57,723
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$32,737	$57,723

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars, except share amounts)

			August 23, 2007
			(Inception)
			Through
	For the year ended December 31,		December 31,
	2010	2009	2010
	(Restated)		(Restated)

OPERATING EXPENSES
Advertising and Promotion	$39,884	$24,891	137,867
Land option expense	-	-	15,000
Sales, general and administrative	40,033	6,721	83,571
Compensation and professional fees	518,331	48,131	617,941
Stock-based compensation	180,000	-	180,000
Total operating expenses	778,248	79,743	1,034,379
OPERATING (LOSS)	(778,248)	(79,743)	(1,034,379)

NON-OPERATING INCOME (EXPENSE)
Interest income (expense)	28	213	6,541
Net Income (Loss)	$(778,220)	$(79,530)	$(1,027,838)

BASIC LOSS PER SHARE	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,928,487	10,558,836

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

			August 23, 2007
			(Inception)
			Through
	For the year ended December 31,		December 31,
	2010	2009	2010
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(778,220)	$(79,530)	$(1,027,838)
Adjustments to reconcile net loss from continuing
operations to net cash in operating activities
Stock-based compensation	180,000		180,000
Changes in current assets and liabilities:
Increase in accounts payable	20,831		20,831
Increase in loans from related parties	341,476	-	341,476
Increase in deferred compensation payable	138,250		138,250
Cash used in operating activities	(97,663)	(79,530)	(347,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash investment by sole member prior to
public merger on May 17, 2010	72,677	111,705	380,018
Cash provided by financing activities	72,677	111,705	380,018

INCREASE (DECREASE) IN CASH:	(24,986)	32,175	32,737
CASH, at the beginning of the period	57,723	25,548	-
CASH, at the end of the period	$32,737	$57,723	$32,737

The accompanying notes are an integral part of the consolidated financial statements

MOTOR SPORT COUNTRY CLUB HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US Dollars, except share amounts)

						Deficit
	Motor Sport Country Club, LLC		Motor Sport Country Club Holdings, Inc.			Accumulated
					Additional	During the
	Member Capital		Common Stock		Paid-in	Development
	Contributions	Distributions	Shares	Amount	Capital	Stage	Total

Inception, August 23, 2007	$-	$-	-	$-	$-	$-	$-

Contributions	310,895						310,895
Distributions		(63,073)					(63,073)
Net loss for period						(76,805)	(76,805)
Balance, December 31, 2007	310,895	(63,073)	-	-	-	(76,805)	171,017

Contributions	125,960						125,960
Distributions		(178,146)					(178,146)
Net loss for the year						(93,283)	(93,283)
Balance, December 31, 2008	436,855	(241,219)	-	-	-	(170,088)	25,548

Contributions	418,316						418,316
Distributions		(306,611)					(306,611)
Net loss for the year						(79,530)	(79,530)
Balance, December 31, 2009	855,171	(547,830)	-	-	-	(249,618)	57,723

Contributions	181,256						181,256
Distributions		(20,386)					(20,386)
Net loss for period						(145,976)	(145,976)
Balance, March 31, 2010	1,036,427	(568,216)	-	-	-	(395,594)	72,617

Effect of reverse merger
with Victoria Industries,
Inc., the "legal" acquirer,
on May 17, 2010	(1,036,427)	568,216	23,858,935	23,859	356,159	145,976	57,783
Stock issued for services			1,500,000	1,500	178,500		180,000
Net loss for period (Restated)						(778,220)	(778,220)
Balances, December 31, 2010	$-	$-	25,358,935	$25,359	$534,659	$(1,027,838)	$(467,820)

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS - RESTATED

NOTE 1 – NATURE OF OPERATIONS

Corporate History

    The Company was incorporated in the state of Nevada on January 25, 2000 under the name “Rolltech, Inc.”  On October 9, 2003, the Company filed an amendment to its articles of incorporation changing its name from “Rolltech, Inc.” to “Victoria Industries, Inc.”  On May 17, 2010, the Company entered into and closed a membership interest purchase agreement (“Exchange Agreement”) among the Company, Motorsports Country Club LLC, a Colorado limited liability company (“MSCC”) and Claus Wagner, our Chief Executive Officer and then sole unitholder of MSCC.  Pursuant to the terms of the Exchange Agreement, all of the issued and outstanding membership interests of MSCC were exchanged for 20,800,000 shares of the Company’s common stock (the “Exchange”), representing 87.18% of our outstanding shares following the consummation of the transactions contemplated by the Exchange Agreement.  As a result of the transaction, MSCC became our wholly-owned subsidiary, with Mr. Wagner acquiring a majority of the outstanding shares of our common stock.  On May 27, 2010, the Company filed articles of merger with the Secretary of State of the State of Nevada changing the Company’s name from “Victoria Industries, Inc.” to “Motor Sport Country Club Holdings, Inc.”  This corporate action was approved by FINRA and took effect at the open of business on October 21, 2010.

Description of MSCC

    As a result of the Exchange Agreement, the following is the corporate structure of the Company and its subsidiaries:

Motor Sport Country Club Holdings, Inc. (a Nevada corporation)

Motor Sport Country Club, LLC (a Colorado LLC)

Overview

    Our operations are run out of our wholly-owned subsidiary Motor Sport Country Club, LLC.  MSCC was incorporated in the State of Colorado on August 23, 2007 under the name Motor Sport Country Club, LLC. MSCC is a development stage company and has not commenced any operations other than initial corporate formation and capitalization, the acquisition of our land purchase option and the development of our business plan. MSCC was formed to investigate the feasibility, the desirability and construction of a luxurious motor sport destination resort. Upon due diligence, MSCC identified various sites for the planned projects throughout the world. In June 2007, just prior to MSCC being formed, the sole member of MSCC contracted to acquire a parcel of land totaling 2,600 acres outside of Denver, Colorado. In March 2010, the land option, which was expired, was extended through December 2010. MSCC has obtained planning permits and other permissions for the resort master plan, excluding specific permissions for the residential unit component. The extension of this land option expired as scheduled in December 2010 and has not been renewed at this time, as management believes that the contract is no longer in the Company’s best interest due to the state of the real estate market.  Prior to 2010, prospective purchasers had placed in escrow with an independent bank trustee approximately $120,000 in deposits to secure future purchases.  Those deposits were refunded to purchasers during 2010, with the final deposit of $10,000 returned in early January, 2011.

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

Advertising Costs

    The Company expenses the costs associated with advertising and promotion as incurred. Advertising and promotion expense of $39,884 and $24,891 is included in the statements of operations for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 2 - RESTATEMENT

In the course of our December 31, 2011 audit of our financial statements we determined that certain shares issued to Rob Newson, a former (and now deceased) executive officer of the Company, were issued in the fourth quarter of 2010 in connection with Mr. Newson’s employment agreement (see Note 5).  As a result our actual shares outstanding as of December 31, 2010 were 1,500,000 higher than the number reported in our original 2010 annual financial statements.  In addition, we noted certain invoices recorded in the first quarter of 2011 should have been recorded in the fourth quarter of 2010.  These invoices, totaling approximately $20,000 for professional fees (and included in accounts payable), together with the stock compensation expense of $180,000 increases the Company’s net loss for 2010 by approximately $200,000 to a total of $778,220 from the previously reported amount of $577,389.

	Originally Reported	Adjustment	As Restated
Cash	32,737	-	32,737
Accounts Payable	-	(20,831)	(20,831)
Short-term loans from related parties	(341,476)	-	(341,476)
Deferred compensation payable	(138,250)	-	(138,250)
Common Stock	(23,859)	(1,500)	(25,359)
Additional paid-in-capital	(356,159)	(178,500)	(534,659)
Accumulated deficit	827,007	200,831	1,027,838

Advertising and promotion	39,884		39,884
Sales, general and administrative	37,095	2,938	40,033
Compensation and professional fees	500,438	17,893	518,331
Stock-based compensation	-	180,000	180,000
Interest Income	(28)		(28)

Net loss	577,389	200,831	778,220

NOTE 3- SHORT TERM LOANS

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

NOTE 4 – FEDERAL INCOME TAX

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

    Through the date of the merger on May 17, 2010, MSCC was a single member LLC, so all income for that period will be taxable to Claus Wagner, the sole member.  The provision for refundable income tax consists of the following:

Year Ended 12/31/10
Current operations allocated amount (5/17-12/31/10)	$(166,471)
Less, Nondeductible expenses	2,030
Less, Change in valuation allowance	164,441
Net refundable amount	$-

    The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Year Ended 12/31/10
Deferred tax asset attributable to:
Net operating loss carryover	746,042
Less, Valuation allowance	(746,042)
Net deferred tax asset	-

    As of December 31, 2010, we had a net operating loss carryover approximating $2,194,241, which will expire beginning in 2020. However, provisions of the Internal Revenue Code limit significantly that amount of that carryover that will be available, due to the change in control of the Company. There is no assurance that the Company will ever benefit from the net operating loss carryover.

NOTE 5 - RELATED PARTIES

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

    We have entered into an employment agreement with Claus Wagner effective at the closing of the Exchange Agreement.  The employment agreement has an initial term of five years from the date of execution and shall automatically renew for an additional 12 month term unless and until either party provides written notice of termination in accordance with the terms of the employment agreement.  The employment agreement requires the executives to devote all of his time and attention during normal business hours to our business. The employment agreement provides that Mr. Wagner will receive an annual salary of $225,000 per year with an automatic increase to $250,000 after the second anniversary of the date of the employment agreement.   In addition, Mr. Wagner is entitled to (a) be provided with an automobile and cell phone to be paid for by the Company, (b) receive a cash bonus in an amount determined by the board of directors and (c) receive additional shares of common stock of the Company if they meet or exceed certain mutually agreed upon performance goals. Finally, this employment agreement was amended on August 9, 2010 retroactively to June 1, 2010 such that all of Mr. Wagner’s cash compensation is being deferred until such time as the Company receives adequate funding.

    The employment agreement provides for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In the event that the executive’s employment is terminated by him for reasonable cause, we are obligated to pay the executive (i) an amount equal to 12 months of his base salary if terminated within one year of the date of the employment agreement, or (ii) an amount equal to 24 months of his base salary, if terminated after the one year anniversary of the date of the agreement.  Termination for cause means termination as a result of (v) the executive's conviction of a felony, any crime involving moral turpitude related to or the willful commission of any other act or omission involving dishonesty or fraud with respect to, an materially affecting the business affairs of, the Company (w) conduct tending to bring the Company into substantial public disgrace or disrepute the causes substantial and material injury to the business and operations of the Company, (x) substantial and repeated failure to perform duties of the office held by such executive as reasonably directed by the Board of Directors and such failure is not cured within 30 days written notice (y) gross negligence or willful misconduct with respect to the Company that causes substantial and material injury to the business and operations of the Company and (z) any material breach of the confidentiality agreement between the Company and the executive.  Reasonable Cause means (i) material breach of our obligations under the employment agreement and the Company’s failure to cure upon 30 days written notice, (ii) a material reduction in the scope of the Executive’s title or duties without his consent or (iii) any requirement by the Company that the executive relocate his residence more than 50 miles from the Company’s headquarters.

    In connection with the employment agreement, Mr. Wagner entered into an employee confidentiality agreement which contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

    In May 2010 we entered into an employment agreement with Robert Newson to be the Company’s President and Chief Operating Officer.  The employment agreement had an initial term of five years from the date of execution and would have automatically renewed for an additional 12 month term unless and until either party provided written notice of termination in accordance with the terms of the employment agreement.  The employment agreement required Mr. Newson to devote all of his time and attention during normal business hours to our business as our President and Chief Operating Officer. The employment agreement provided that Mr. Newson would receive a sign on bonus of 1,500,000 shares of Company common stock, an annual salary of $225,000 per year with an automatic increase to $250,000 after the second anniversary of the date of the employment agreement.   In addition, Mr. Newson was entitled to (a) be provided with an automobile and cell phone to be paid for by the Company, (b) receive a cash bonus in an amount determined by the board of directors and (c) receive additional shares of common stock of the Company if they meet or exceed certain mutually agreed upon performance goals.

    The employment agreement provided for termination of the executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In June of 2010, Mr. Newson died.  Subsequent to his death, effective December 16, 2010, the Company issued the 1,500,000 sign on shares, valued at $180,000 ($0.12 per share, the quoted market value on the date of issuance), to Mr. Newson’s widow.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    Litigation – The Company has been the subject of legal proceedings and adjudications from time to time, none of which has had, individually or in the aggregate, a material adverse impact on the Company.

NOTE 7 – ISSUANCE OF SHARES

    Prior to November 30, 2007, Victoria Industries, Inc. had been an operating company.  Effective November 30, 2007, Victoria disposed of its operations, and returned to the development stage.  Since returning to the development stage, Victoria, now renamed Motor Sport Country Club Holdings, Inc., has issued shares of its stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

11/30/07	Balance of shares outstanding upon entry to development stage	10,558,836
05/17/10	Shares issued in reverse merger with Motor Sport Country Club, LLC	13,300,099	$.02800	$380,018
12/16/10	Compensation – R. Newson	1,500,000	$.12000	180,000
12/31/10	Cumulative Totals	25,358,935		$560,018

Effective December 16, 2010 the Company issued 1,500,000 shares of common stock, valued at $180,000 to Robert Newson as a sign on bonus to accept the position of the Company’s President and Chief Operating Officer (see Note 5).

NOTE 8 - SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date of the report of the independent auditors, which is the date the financial statements were available to be issued. Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.